Form 10-Q
period 2024-09-30
Carlyle Secured Lending, Inc.
filed 2024-11-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 5, 2024 was 50,906,262.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,419,665 and $1,586,761, respectively)	$1,397,946	$1,539,120
Investments—non-controlled/affiliated, at fair value (amortized cost of $66,859 and $47,037, respectively)	67,619	53,382
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	243,972	249,379
Total investments, at fair value (amortized cost of $1,757,621 and $1,904,895, respectively)	1,709,537	1,841,881
Cash, cash equivalents and restricted cash	68,669	60,447
Receivable for investments sold	1,156	36
Interest and dividend receivable	30,526	33,725
Prepaid expenses and other assets	7,039	6,489
Total assets	$1,816,927	$1,942,578
LIABILITIES
Debt and secured borrowings (Note 8)	$848,508	$980,183
Payable for investments purchased	11,694	—
Interest and credit facility fees payable (Note 8)	8,507	8,591
Dividend payable (Note 10)	23,898	22,321
Base management and incentive fees payable (Note 4)	11,693	13,067
Administrative service fees payable (Note 4)	830	2,991
Other accrued expenses and liabilities	5,193	2,613
Total liabilities	910,323	1,029,766
Commitments and contingencies (Notes 9 and 12)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,848,458 and 50,794,941 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	508	508
Paid-in capital in excess of par value	1,016,658	1,015,681
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(158,929)	(151,744)
Total net assets	$906,604	$912,812
NET ASSETS PER COMMON SHARE	$16.85	$16.99
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$40,116	$45,074	$125,064	$132,988
PIK income	5,033	5,192	15,609	13,875
Other income	1,037	766	3,588	2,644
Total investment income from non-controlled/non-affiliated investments	46,186	51,032	144,261	149,507
From non-controlled/affiliated investments:
Interest income	1,501	966	5,944	4,154
PIK income	—	225	692	446
Other income	2	2	6	6
Total investment income from non-controlled/affiliated investments	1,503	1,193	6,642	4,606
From controlled/affiliated investments:
Dividend income	8,276	8,276	25,333	24,828
Total investment income from controlled/affiliated investments	8,276	8,276	25,333	24,828
Total investment income	55,965	60,501	176,236	178,941
Expenses:
Base management fees (Note 4)	6,590	7,080	20,155	21,501
Incentive fees (Note 4)	5,101	5,530	16,492	16,595
Professional fees	727	684	2,200	1,896
Administrative service fees (Note 4)	337	369	1,150	866
Interest expense and credit facility fees (Note 8)	16,882	18,222	51,361	53,376
Directors’ fees and expenses	147	103	457	333
Other general and administrative	547	552	1,658	1,495
Total expenses	30,331	32,540	93,473	96,062
Net investment income (loss) before taxes	25,634	27,961	82,763	82,879
Excise tax expense	750	850	2,557	2,023
Net investment income (loss)	24,884	27,111	80,206	80,856
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(11,477)	(142)	(30,478)	(21,636)
Non-controlled/affiliated investments	—	—	4,013	—
Controlled/affiliated investments	—	—	—	188
Net realized currency gain (loss) on non-investment assets and liabilities	(593)	406	90	398
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	11,954	4,234	25,922	9,314
Non-controlled/affiliated investments	1,127	686	(5,585)	5,982
Controlled/affiliated investments	(3,996)	(4,605)	(5,407)	(11,607)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,288)	2,297	(1,140)	(808)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(5,273)	2,876	(12,585)	(18,169)
Net increase (decrease) in net assets resulting from operations	19,611	29,987	67,621	62,687
Preferred stock dividend	875	875	2,625	2,625
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$18,736	$29,112	$64,996	$60,062

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic and diluted earnings per common share (Note 10)
Basic	$0.37	$0.57	$1.28	$1.18
Diluted	$0.35	$0.54	$1.20	$1.11
Weighted-average shares of common stock outstanding (Note 10)
Basic	50,838,569	50,794,941	50,809,590	50,825,315
Diluted	56,446,589	55,993,539	56,417,610	56,289,108
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$80,206	$80,856
Net realized gain (loss) on investments and non-investment assets and liabilities	(26,375)	(21,050)
Net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	13,790	2,881
Net increase (decrease) in net assets resulting from operations	67,621	62,687
Capital transactions:
Reinvestment of dividends	977	—
Repurchase of common stock	—	(3,993)
Dividends declared on preferred and common stock (Note 10)	(74,806)	(69,673)
Net increase (decrease) in net assets resulting from capital transactions	(73,829)	(73,666)
Net increase (decrease) in net assets	(6,208)	(10,979)
Net assets at beginning of period	912,812	917,423
Net assets at end of period	$906,604	$906,444
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$67,621	$62,687
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,747	899
Net accretion of discount on investments	(8,719)	(5,787)
Paid-in-kind interest	(17,674)	(15,215)
Net realized (gain) loss on investments	26,465	21,448
Net realized currency (gain) loss on non-investment assets and liabilities	(90)	(398)
Net change in unrealized (appreciation) depreciation on investments	(14,930)	(3,689)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	1,140	808
Net change in unrealized gain (loss) on derivative instruments	83	—
Cost of investments purchased and change in payable for investments purchased	(264,425)	(141,172)
Proceeds from sales and repayments of investments and change in receivable for investments sold	422,269	265,076
Changes in operating assets:
Interest and dividend receivable	3,199	(9,516)
Prepaid expenses and other assets	(1,253)	(681)
Changes in operating liabilities:
Interest and credit facility fees payable	(84)	591
Base management and incentive fees payable	(1,374)	(45)
Administrative service fees payable	(2,160)	866
Other accrued expenses and liabilities	2,579	(1,072)
Net cash provided by (used in) operating activities	215,394	174,800
Cash flows from financing activities:
Repurchase of common stock	—	(3,993)
Borrowings on Credit Facility	226,567	108,792
Repayments of Credit Facility	(290,448)	(183,408)
Repayments of 2015-1R Notes	(449,200)	—
Proceeds from issuance of 2015-1N Debt	380,000	—
Debt issuance costs paid	(1,839)	(1,681)
Dividends paid in cash	(72,252)	(69,798)
Net cash provided by (used in) financing activities	(207,172)	(150,088)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,222	24,712
Cash, cash equivalents and restricted cash, beginning of period	60,447	30,506
Cash, cash equivalents and restricted cash, end of period	$68,669	$55,218
Supplemental disclosures:
Interest and credit facility fees paid during the period	$48,790	$51,650
Taxes, including excise tax, paid during the period	$2,432	$1,839
Dividends declared on preferred and common stock during the period	$74,806	$69,673
Dividends reinvested during the period	$977	$—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (69.5% of fair value)
Accession Risk Management Group, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.93%	11/1/2019	11/1/2029	$10,093	$10,024	$10,119	1.12%
ADPD Holdings, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.83%	8/16/2022	8/15/2028	10,761	10,538	9,645	1.06
Advanced Web Technologies Holding Company	^*	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.06%	12/17/2020	12/17/2027	14,790	14,595	14,748	1.63
AI Grace AUS Bidco Pty LTD (Australia)	*	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	6.50%	11.51%	12/5/2023	12/5/2029	2,286	2,224	2,286	0.25
Allied Benefit Systems Intermediate LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.15%	10/31/2023	10/31/2030	1,576	1,555	1,592	0.18
Alpine Acquisition Corp II	^*	(2)(3)(11)(15)	Transportation: Cargo	SOFR	6.00%	11.20%	4/19/2022	11/30/2026	10,349	10,209	8,635	0.95
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.50%	10.64%	1/31/2023	1/31/2028	21,734	21,215	21,596	2.38
Applied Technical Services, LLC	*	(2)(3)(11)	Business Services	SOFR	6.00%	10.75%	9/18/2023	12/29/2026	476	469	470	0.05
Applied Technical Services, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.50%	12/29/2020	12/29/2026	1,232	1,209	1,201	0.13
Appriss Health, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.83%	5/6/2021	5/6/2027	36,392	35,978	35,855	3.95
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	235	232	232	0.03
Artifact Bidco, Inc.	^	(2)(3)(15)	Software	SOFR	4.50%	9.10%	7/26/2024	7/26/2031	704	695	693	0.08
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.50%	9/30/2021	9/30/2028	3,788	3,731	3,762	0.41
Associations, Inc.	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.00%	5/3/2024	7/2/2028	13,105	13,091	13,211	1.46
Athlete Buyer, LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.29%	3/29/2024	4/26/2029	7,617	7,344	7,388	0.80
Atlas US Finco, Inc.	^*	(2)(3)(7)(15)	High Tech Industries	SOFR	5.75%	11.03%	12/15/2022	12/12/2029	2,890	2,814	2,875	0.32
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.03%	12/18/2023	12/10/2029	1,338	1,314	1,332	0.15
Auditboard, Inc.	^	(2)(3)(15)	Software	SOFR	4.75%	9.35%	7/12/2024	7/12/2031	6,000	5,903	5,896	0.65
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.70%	12/24/2019	12/24/2026	33,310	33,003	32,027	3.53
Avalara, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	6.25%	10.85%	10/19/2022	10/19/2028	22,500	22,042	22,686	2.50
Azurite Intermediate Holdings, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	11.35%	3/19/2024	3/19/2031	2,683	2,627	2,676	0.29
Barnes & Noble, Inc.	^*	(2)(3)(10)(11)	Retail	SOFR	8.31%	13.23%	8/7/2019	12/20/2026	20,259	19,901	20,211	2.23
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	12.00%	5/31/2023	5/31/2026	4,917	4,917	4,917	0.54
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	12.00%	5/31/2023	5/31/2026	13,900	13,900	13,900	1.53
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.59%	5/31/2023	5/31/2026	—	—	—	—
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(15)	Leisure Products & Services	SOFR	8.25%	13.10%	6/4/2024	6/4/2031	—	(39)	(38)	(0.00)
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	12.00%	6/4/2024	6/4/2031	€4,955	5,234	5,364	0.59
Big Bus Tours Group Limited (United Kingdom)	*	(2)(7)	Leisure Products & Services	SOFR	8.25%	13.56%	6/4/2024	6/4/2031	8,012	7,778	7,792	0.86

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bingo Group Buyer, Inc.	^*	(2)(3)(15)	Environmental Industries	SOFR	5.00%	10.32%	7/10/2024	7/10/2031	$3,455	$3,395	$3,426	0.38%
Birsa S.p.A. (Italy)	^	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	9.68%	7/2/2024	6/30/2031	€3,172	3,181	3,317	0.37
BlueCat Networks, Inc. (Canada)	^*	(2)(3)(7)	High Tech Industries	SOFR	5.75%	10.66%	8/8/2022	8/8/2028	3,843	3,791	3,843	0.42
BMS Holdings III Corp.	*	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.74%	9/30/2019	9/30/2026	4,759	4,719	4,568	0.50
Bradyifs Holdings, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.00%	11.22%	10/31/2023	10/31/2029	8,962	8,798	8,958	0.99
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.95%, 2.00% PIK	11.46%	2/27/2023	2/27/2030	€618	639	702	0.08
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.45%, 2.00% PIK	13.40%	2/27/2023	2/27/2030	£1,401	1,631	1,891	0.21
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.73%	11/3/2022	11/3/2029	3,097	3,022	3,097	0.34
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.45%	8/30/2018	8/30/2025	381	381	381	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	11.37%	7/18/2023	7/14/2028	14,065	13,766	14,205	1.57
Comar Holding Company, LLC	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	30,341	30,309	27,441	3.03
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.65%	7/30/2023	7/30/2028	1,926	1,899	1,945	0.21
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(15)	High Tech Industries	SOFR	6.00%	11.05%	5/22/2024	5/22/2029	5,106	4,687	4,656	0.51
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.33%	9/3/2020	7/2/2026	543	537	543	0.06
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	10.33%	7/2/2019	7/2/2026	10,249	10,179	10,249	1.13
Coupa Holdings, LLC	^*	(2)(3)(15)	Software	SOFR	5.50%	10.75%	2/27/2023	2/28/2030	8,617	8,410	8,661	0.96
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.85%	11/1/2022	11/1/2028	4,897	4,778	4,893	0.54
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.01%	3/11/2021	4/3/2028	14,185	14,080	13,849	1.53
Denali Midco 2, LLC	^*	(2)(3)(11)	Consumer Services	SOFR	6.50%	11.70%	9/15/2022	12/22/2027	9,825	9,627	9,825	1.08
Diligent Corporation	*	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	638	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.44%	7/21/2021	7/21/2027	3,762	3,713	3,762	0.41
Eliassen Group, LLC	^*	(2)(3)	Business Services	SOFR	5.75%	10.39%	4/14/2022	4/14/2028	2,189	2,167	2,160	0.24
Ellkay, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	13,996	13,834	12,119	1.34
Essential Services Holding Corporation	^	(2)(3)(15)	Consumer Services	SOFR	5.00%	10.29%	6/17/2024	6/17/2031	758	749	749	0.08
EvolveIP, LLC	^	(2)(3)(11)	Telecommunications	SOFR	5.50% (100% PIK)	10.25%	11/26/2019	6/7/2025	6,327	6,326	6,182	0.68
Excel Fitness Holdings, Inc.	^	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	10.10%	5/13/2024	4/29/2029	—	(24)	(6)	(0.00)
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.85%	4/29/2022	4/29/2029	6,141	6,041	6,053	0.67
Excelitas Technologies Corp.	^*	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.85%	8/12/2022	8/12/2029	3,326	3,289	3,344	0.37
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.60%	8/12/2022	8/12/2029	€1,796	1,877	2,018	0.22

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
FPG Intermediate Holdco, LLC	^	(2)(3)(11)	Consumer Services	SOFR	2.75%, 4.00% PIK	11.25%	8/5/2022	3/5/2027		$371	$367	$280	0.03%
Generator Buyer, Inc. (Canada)	^	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	9.22%	7/22/2024	7/22/2030	C$	8,042	5,715	5,788	0.64
Greenhouse Software, Inc.	^*	(2)(3)(15)	Software	SOFR	6.25%	10.85%	3/1/2021	9/1/2028		32,796	32,246	32,717	3.61
GS AcquisitionCo, Inc.	^*	(2)(3)(15)	Software	SOFR	5.25%	9.83%	3/26/2024	5/25/2028		1,097	1,094	1,101	0.12
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.60%	9/30/2022	12/16/2030		80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.31%	2/28/2022	2/28/2029		£21,467	28,071	29,059	3.21
Heartland Home Services, Inc.	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.85%	12/15/2020	12/15/2026		7,062	7,025	6,611	0.73
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.60%	2/10/2022	12/15/2026		10,145	10,095	9,501	1.05
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	5.50%	10.20%	12/14/2020	12/14/2026		17,941	17,703	17,941	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.12%	11/15/2021	11/15/2028		9,734	9,579	9,734	1.07
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.30%	6/2/2022	6/2/2029		380	364	387	0.04
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.10%	3/12/2024	6/2/2029		—	(6)	—	—
Icefall Parent, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	11.35%	1/26/2024	1/26/2030		7,811	7,655	7,708	0.85
iCIMS, Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.67%	8/18/2022	8/18/2028		28,158	27,841	28,042	3.09
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	10.74%	8/18/2022	8/18/2028		—	—	(18)	(0.00)
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	13.51%	5/28/2021	5/28/2027		€8,365	10,004	9,311	1.03
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.31%	5/2/2022	5/2/2029		6,967	6,914	6,967	0.77
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.41%	7/25/2023	7/31/2026		4,376	4,376	4,223	0.47
Jeg's Automotive, LLC	^	(2)(3)(8)(11)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	12/22/2021	12/22/2027		20,442	20,162	9,753	1.08
Kaseya, Inc.	^*	(2)(3)(15)	High Tech Industries	SOFR	5.50%	10.74%	6/23/2022	6/23/2029		36,935	36,368	36,934	4.07
Lifelong Learner Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	6.75%	12.15%	10/18/2019	10/18/2025		4,063	4,035	3,691	0.41
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	10.42%	6/10/2021	6/10/2027		19,716	19,494	19,716	2.17
Material Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	1.80%, 4.20% PIK	10.70%	8/19/2021	8/19/2027		7,107	7,107	7,107	0.78
Material Holdings, LLC	^	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.59%	8/19/2021	8/19/2027		1,746	677	719	0.08
Maverick Acquisition, Inc.	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.85%	6/1/2021	6/1/2027		34,991	34,634	28,241	3.12
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.42%	12/23/2021	12/23/2027		20,634	20,381	20,284	2.24
NEFCO Holding Company LLC	^*	(2)(3)(15)	Construction & Building	SOFR	5.75%	11.13%	8/5/2022	8/5/2028		14,084	13,839	14,032	1.55
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.00%	9.85%	9/6/2017	9/6/2028		37,815	37,794	37,714	4.16
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.33%	5/17/2022	5/17/2028		16,201	15,972	16,201	1.79

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
North Haven Fairway Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	10.21%	6/26/2024	5/17/2028	$1,118	$940	$1,011	0.11%
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	10.83%	10/11/2022	5/24/2027	198	195	195	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.22%	11/3/2023	5/24/2027	4,075	3,988	4,036	0.45
Oak Purchaser, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.50%	9.75%	4/28/2022	4/28/2028	7,475	7,422	7,337	0.81
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	9.75%	2/1/2024	4/28/2028	836	795	790	0.09
Oranje Holdco, Inc.	^*	(2)(3)(15)	Business Services	SOFR	7.50%	12.75%	2/1/2023	2/1/2029	8,052	7,875	8,026	0.89
Oranje Holdco, Inc.	^	(2)(3)	Business Services	SOFR	7.25%	12.50%	6/26/2024	2/1/2029	3,374	3,309	3,306	0.36
Park County Holdings, LLC	^*	(2)(3)(10)	Media: Advertising, Printing & Publishing	SOFR	7.28%	12.12%	11/29/2023	11/29/2029	28,759	28,229	28,471	3.14
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.25%	10.35%	2/1/2024	2/1/2031	457	451	452	0.05
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.11%	7/12/2021	7/12/2027	6,444	6,376	6,444	0.71
Pestco Intermediate, LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.00%	11.41%	2/6/2023	2/17/2028	4,482	4,367	4,583	0.51
PF Atlantic Holdco 2, LLC	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.61%	11/12/2021	11/12/2027	11,489	11,330	11,489	1.27
PPV Intermediate Holdings, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.84%	8/7/2024	8/31/2029	—	(84)	(87)	(0.01)
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.83%	6/24/2022	6/1/2029	7,350	6,770	6,693	0.74
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	10.59%	2/1/2021	2/1/2027	257	246	245	0.03
Prophix Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	6.00%	11.84%	11/21/2023	2/1/2027	16,286	16,131	16,178	1.78
Pushpay USA Inc.	*	(2)	Diversified Financial Services	SOFR	4.50%	9.10%	8/16/2024	8/16/2031	1,000	991	990	0.11
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.35%	3/8/2022	3/8/2028	9,522	9,378	9,499	1.05
QBS Parent, Inc.	^	(2)	Energy: Oil & Gas	SOFR	4.25%	8.84%	8/22/2024	9/30/2025	249	249	242	0.03
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	6.75%	11.83%	11/2/2022	11/2/2029	5,262	5,106	5,328	0.59
Quantic Electronics, LLC	^	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.25%	10.96%	11/19/2020	11/19/2026	14,910	14,770	14,886	1.64
Quantic Electronics, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.95%	3/1/2021	3/1/2027	9,651	9,559	9,635	1.06
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	10.10%	12/1/2022	4/1/2029	11,087	10,806	11,093	1.22
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.70%	7/5/2023	6/23/2028	15,000	14,698	15,450	1.70
SCP Eye Care HoldCo, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	10.49%	10/7/2022	10/7/2029	144	140	143	0.02
Smarsh Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.35%	2/18/2022	2/18/2029	7,346	7,228	7,346	0.81
SPay, Inc.	^	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.64%	6/15/2018	6/15/2026	28,575	28,525	24,650	2.72
Speedstar Holding LLC	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	11.32%	7/2/2024	7/22/2027	16,422	16,180	16,087	1.77
Spotless Brands, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.80%	6/21/2022	7/25/2028	29,102	28,567	29,052	3.20
Spotless Brands, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.50%	10.56%	8/30/2024	7/25/2028	1,062	867	870	0.10
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.50%	11.10%	5/4/2023	5/1/2030	—	(49)	41	0.00

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.02%	3/31/2022	3/31/2028		$20,982	$20,729	$20,770	2.29%
Tank Holding Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	6.00%	10.85%	9/26/2024	3/31/2028		2,875	2,841	2,848	0.31
TCFI Aevex LLC	*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.85%	3/18/2020	3/18/2026		10,849	10,791	10,849	1.20
The Chartis Group, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.44%	9/17/2024	9/17/2031		10,410	10,258	10,258	1.13
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Auto Aftermarket & Services	CORRA	5.50%	10.50%	12/22/2022	12/22/2028	C$	16,720	12,048	12,363	1.36
Tufin Software North America, Inc.	^*	(2)(3)(11)(15)	Software	SOFR	6.95%	11.90%	8/17/2022	8/17/2028		28,328	27,920	28,096	3.10
Turbo Buyer, Inc.	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.84%	12/2/2019	12/2/2025		2,293	2,276	2,103	0.23
United Flow Technologies Intermediate Holdco II, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.86%	6/21/2024	6/21/2031		5,056	4,935	4,965	0.55
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.75%	4/13/2020	4/13/2027		7,061	7,012	6,316	0.70
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.36%	11/30/2018	5/31/2026		16,819	16,793	16,680	1.84
USR Parent Inc.	^*	(2)(3)(10)	Retail	SOFR	7.60%	12.80%	4/22/2022	4/25/2027		3,444	3,424	3,419	0.38
Vensure Employer Services, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.00%	9.59%	9/27/2024	9/27/2031		17,062	16,843	16,733	1.85
Wineshipping.com LLC	^	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	10.78%	10/29/2021	10/29/2027		5,865	5,797	5,172	0.57
World 50, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.75%	10.59%	3/22/2024	3/22/2030		19,173	18,801	18,879	2.08
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.13%	9/13/2021	9/13/2027		437	432	409	0.05
YLG Holdings, Inc.	^*	(2)(3)(15)	Consumer Services	SOFR	5.00%	10.25%	9/30/2020	11/1/2026		5,337	5,318	5,356	0.59
First Lien Debt Total											$1,210,089	$1,188,062	131.05%
Second Lien Debt (7.1% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	14.25%	9/30/2021	9/30/2028		$9,827	$9,728	$9,581	1.06%
Aimbridge Acquisition Co., Inc.	^*	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.82%	2/1/2019	2/1/2027		9,241	9,179	8,999	0.99
AP Plastics Acquisition Holdings, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.20%	8/10/2021	8/10/2029		33,680	33,028	33,680	3.72
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.85%	3/3/2021	3/3/2029		35,000	34,428	35,000	3.86
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		5,301	5,277	5,276	0.58
Bayside OPCP, LLC	^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.75%	5/31/2023	5/31/2026		5,461	4,844	5,461	0.60
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.90%	10/28/2020	10/28/2028		14,597	14,355	13,203	1.46
TruGreen Limited Partnership	^*	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.75%	11/16/2020	11/2/2028		13,000	12,836	10,638	1.17
Second Lien Debt Total											$123,675	$121,838	13.44%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.2% of fair value)
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment	6/22/2018	592	$592	$1,061	0.12%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	5/6/2021	6	6,093	5,926	0.65
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services	4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	5/31/2023	6	—	1,781	0.20
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12/14/2021	14	13,559	13,393	1.48
Buckeye Parent, LLC	^	(6)(12)	Auto Aftermarket & Services	12/22/2021	885	885	—	—
CIP Revolution Holdings, LLC	^	(6)(12)	Media: Advertising, Printing & Publishing	8/19/2016	318	318	276	0.03
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software	7/2/2019	250	250	779	0.09
Diligent Corporation	^	(6)	Telecommunications	4/5/2021	14	14,309	14,281	1.58
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals	3/29/2018	268	—	197	0.02
FS NU Investors, LP	^	(6)	Consumer Services	8/9/2024	1	130	132	0.01
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food	10/29/2021	4	274	128	0.01
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	12/21/2021	20,039	19,938	19,044	2.10
NearU Holdings LLC	^	(6)(12)	Consumer Services	8/16/2022	25	2,470	670	0.07
NEFCO Holding Company LLC	^	(6)	Construction & Building	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass	6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment	7/21/2021	36	346	766	0.08
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber	3/8/2022	5	523	545	0.06
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries	3/26/2019	106	1,168	319	0.04
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services	4/27/2023	121	121	185	0.02
Tailwind HMT Holdings Corp.	^	(6)(12)	Energy: Oil & Gas	11/17/2017	22	1,558	1,541	0.17
Talon MidCo 1 Limited	^	(6)(12)	Software	8/17/2022	1,018	1,456	1,857	0.20
Tank Holding Corp.	^	(6)(12)	Capital Equipment	3/26/2019	850	—	3,485	0.38
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	2/11/2020	6,291	11,548	11,652	1.29
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services	12/2/2019	1,925	933	1,502	0.17
TW LRW Holdings, LLC	^*	(6)(12)	Business Services	6/14/2024	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services	11/30/2018	641	641	798	0.09
Zenith American Holding, Inc.	^	(6)(12)	Business Services	12/13/2017	1,564	752	2,006	0.22
Equity Investments Total						$85,901	$88,046	9.71%
Total investments—non-controlled/non-affiliated						$1,419,665	$1,397,946	154.20%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.7% of fair value)
SPF Borrower, LLC	^	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	11.00%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	3.46%
SPF Borrower, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	14.25%	2/1/2024	2/1/2028	14,659	14,659	14,659	1.62
First Lien Debt Total										$46,031	$46,031	5.08%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.3% of fair value)
SPF HoldCo LLC	^	(6)(12)(14)	Healthcare & Pharmaceuticals	2/1/2024	15,440	$20,828	$21,588	2.38%
Equity Investments Total						$20,828	$21,588	2.38%
Total investments—non-controlled/affiliated						$66,859	$67,619	7.46%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (14.3% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,107	7.40%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	176,865	19.51
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	10.09%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$243,972	26.91%
Total investments—controlled/affiliated										$271,097	$243,972	26.91%
Total investments										$1,757,621	$1,709,537	188.57%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$1,068	$83	$—
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59%, the 180-day SOFR at 4.25%, the daily SONIA at 4.95%, the 90-day EURIBOR at 3.28%, the 180-day EURIBOR at 3.11%, and the 30-day CORRA at 4.30%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2024, the aggregate fair value of these securities is $109,634, or 12.09% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Loan was on non-accrual status as of September 30, 2024.
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
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(12)Represents a non-income producing security as of September 30, 2024.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the nine months ended September 30, 2024, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$181,960	$—	$—	$—	$(5,095)	$176,865	$16,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	67,419	—	—	—	(312)	67,107	8,833
Total investments—controlled/affiliated	$249,379	$—	$—	$—	$(5,407)	$243,972	$25,333
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the nine months ended September 30, 2024 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2024	Interest and PIK Income
SPF Borrower, LLC	$—	$31,372	$—	$—	$—	$31,372	$2,472
SPF Borrower, LLC	—	14,659	—		—	14,659	1,448
SPF HoldCo, LLC (Equity)	—	20,828	—		760	21,588	—
Direct Travel, Inc.	44,407	—	(43,341)	—	(1,066)	—	2,352
Direct Travel, Inc.	3,772	—	(3,696)	—	(76)	—	364
Direct Travel, Inc. (Equity)	5,203	—	(4,013)	4,013	(5,203)	—	—
Total investments—non-controlled/affiliated	$53,382	$66,859	$(51,050)	$4,013	$(5,585)	$67,619	$6,636
(15)As of September 30, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, Inc.	Revolver	0.50%	$462	$1
ADPD Holdings, LLC	Delayed Draw	1.00	2,528	(208)
ADPD Holdings, LLC	Revolver	0.50	284	(23)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	2,371	(5)
Advanced Web Technologies Holding Company	Revolver	0.50	1,406	(3)
Alpine Acquisition Corp II	Revolver	0.50	586	(92)
Apex Companies Holdings, LLC	Delayed Draw	1.00	7,123	(34)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(9)
Applied Technical Services, LLC	Revolver	0.50	61	(1)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Appriss Health, LLC	Revolver	0.50%	$3,051	$(42)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(2)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(4)
Associations, Inc.	Delayed Draw	—	1,016	7
Associations, Inc.	Revolver	0.50	814	6
Athlete Buyer, LLC	Delayed Draw	1.00	7,351	(112)
Atlas US Finco, Inc.	Revolver	0.50	268	(1)
Auditboard, Inc.	Delayed Draw	—	2,857	(30)
Auditboard, Inc.	Revolver	0.50	1,143	(12)
Avalara, Inc.	Revolver	0.50	2,250	17
Azurite Intermediate Holdings, Inc.	Delayed Draw	0.50	894	(2)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	(1)
Bayside OPCP, LLC	Revolver	0.50	1,974	(0)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	1,370	(38)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	(6)
Bingo Group Buyer, Inc.	Revolver	0.50	397	(2)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€5,076	(121)
Bradyifs Holdings, LLC	Delayed Draw	1.00	263	—
CD&R Madison Parent Ltd (United Kingdom)	Delayed Draw	1.50	£141	2
Celerion Buyer, Inc.	Delayed Draw	1.00	499	—
Celerion Buyer, Inc.	Revolver	0.50	249	—
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	323	3
CircusTrix Holdings, LLC	Revolver	0.50	484	5
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	24,894	(373)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	—
Coupa Holdings, LLC	Delayed Draw	1.50	771	3
Coupa Holdings, LLC	Revolver	0.50	591	3
CST Holding Company	Revolver	0.50	470	(0)
Dwyer Instruments, Inc.	Revolver	0.50	1,178	—
Ellkay, LLC	Revolver	0.50	1,071	(134)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(1)
Essential Services Holding Corporation	Revolver	0.50	93	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,732	(6)
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(11)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Excelitas Technologies Corp.	Delayed Draw	1.00%		$25	$0
Excelitas Technologies Corp.	Revolver	0.50		693	4
Generator Buyer, Inc. (Canada)	Delayed Draw	0.50	C$	1,958	(42)
Generator Buyer, Inc. (Canada)	Revolver	0.50	C$	1,111	(24)
Greenhouse Software, Inc.	Revolver	0.50		2,204	(5)
GS AcquisitionCo, Inc.	Delayed Draw	0.50		37	0
GS AcquisitionCo, Inc.	Revolver	0.50		45	0
Heartland Home Services, Inc.	Revolver	0.50		619	(36)
Hercules Borrower LLC	Revolver	0.50		2,160	—
Hoosier Intermediate, LLC	Revolver	0.50		2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50		640	—
HS Spa Holdings Inc.	Revolver	0.50		856	5
Icefall Parent, Inc.	Revolver	0.50		744	(9)
iCIMS, Inc.	Delayed Draw	—		4,546	(18)
iCIMS, Inc.	Revolver	0.50		1,703	(7)
IQN Holding Corp.	Revolver	0.50		375	—
Kaseya, Inc.	Delayed Draw	1.00		853	—
Kaseya, Inc.	Revolver	0.50		1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50		106	(9)
LVF Holdings, Inc.	Revolver	0.38		2,025	—
Material Holdings, LLC	Revolver	1.00		192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50		558	(9)
NEFCO Holding Company LLC	Delayed Draw	1.00		3,275	(9)
NEFCO Holding Company LLC	Revolver	0.50		758	(2)
NMI AcquisitionCo, Inc.	Revolver	0.50		1,280	(3)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00		8,400	(95)
North Haven Fairway Buyer, LLC	Revolver	0.50		872	—
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		1,006	(8)
Oak Purchaser, Inc.	Delayed Draw	0.50		1,552	(30)
Oak Purchaser, Inc.	Revolver	0.50		584	(10)
Oranje Holdco, Inc.	Revolver	0.50		1,006	(3)
PDI TA Holdings, Inc	Delayed Draw	0.50		106	(1)
PDI TA Holdings, Inc	Revolver	0.50		46	(0)
Pestco Intermediate, LLC	Delayed Draw	1.00		555	11
Pestco Intermediate, LLC	Revolver	0.50		238	5
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
PPV Intermediate Holdings, LLC	Delayed Draw	1.00%		$8,696	$(87)
Prophix Software Inc. (Canada)	Delayed Draw	—		1,413	(9)
Prophix Software Inc. (Canada)	Revolver	0.50		1,736	(11)
PXO Holdings I Corp.	Revolver	0.50		920	(2)
QNNECT, LLC	Delayed Draw	1.00		1,325	13
Quantic Electronics, LLC	Revolver	0.50		690	(1)
Radwell Parent, LLC	Revolver	0.38		1,116	1
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	(0)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	(0)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		408	—
Speedstar Holding LLC	Delayed Draw	1.00		3,578	(60)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		18,855	(182)
Spotless Brands, LLC	Revolver	0.50		438	(1)
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	27
Summit Acquisition, Inc.	Revolver	0.50		687	14
Tank Holding Corp.	Delayed Draw	1.00		476	(5)
Tank Holding Corp.	Revolver	0.38		483	(5)
The Chartis Group, LLC	Delayed Draw	1.00		3,187	(32)
The Chartis Group, LLC	Revolver	0.50		1,593	(16)
Trader Corporation (Canada)	Revolver	0.50	C$	906	(0)
Tufin Software North America, Inc.	Delayed Draw	—		257	(2)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(10)
Turbo Buyer, Inc.	Revolver	0.50		609	(40)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		2,765	(30)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		559	(6)
US INFRA SVCS Buyer, LLC	Revolver	0.50		1,050	(96)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,348	(10)
U.S. Legal Support, Inc.	Revolver	0.50		163	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		4,844	(73)
Wineshipping.com LLC	Revolver	0.50		238	(27)
World 50, Inc.	Revolver	0.50		731	(11)
YLG Holdings, Inc.	Revolver	0.38		280	1
Total unfunded commitments				$195,106	$(2,184)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)
The type of investments as of September 30, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,256,120	$1,234,093	72.2%
Second Lien Debt	123,675	121,838	7.1
Equity Investments	106,729	109,634	6.4
Investment Funds	271,097	243,972	14.3
Total	$1,757,621	$1,709,537	100.0%
The rate type of debt investments as of September 30, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,374,518	$1,350,655	99.6%
Fixed Rate	5,277	5,276	0.4
Total	$1,379,795	$1,355,931	100.0%
The industry composition of investments as of September 30, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$74,860	$68,939	4.0%
Auto Aftermarket & Services	66,839	55,011	3.2
Beverage & Food	25,565	25,016	1.5
Business Services	103,193	104,577	6.1
Capital Equipment	53,716	58,140	3.4
Chemicals, Plastics & Rubber	42,929	43,724	2.6
Construction & Building	44,878	45,083	2.6
Consumer Goods: Durable	4,808	4,632	0.3
Consumer Goods: Non-Durable	7,002	7,179	0.4
Consumer Services	110,042	105,159	6.2
Containers, Packaging & Glass	50,950	45,951	2.7
Diversified Financial Services	81,370	82,356	4.8
Energy: Electricity	5,715	5,788	0.3
Energy: Oil & Gas	13,355	13,435	0.8
Environmental Industries	58,627	58,827	3.4
Healthcare & Pharmaceuticals	224,641	225,987	13.2
High Tech Industries	124,263	124,618	7.3
Investment Funds	271,097	243,972	14.3
Leisure Products & Services	91,794	87,819	5.1
Media: Advertising, Printing & Publishing	43,245	44,197	2.6
Retail	23,325	23,630	1.4

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2024
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Software	$184,253	$185,629	10.9%
Sovereign & Public Finance	79	81	0.0
Telecommunications	21,262	21,101	1.2
Transportation: Cargo	10,209	8,635	0.5
Wholesale	19,604	20,051	1.2
Total	$1,757,621	$1,709,537	100.0%
The geographical composition of investments as of September 30, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,224	$2,286	0.1%
Canada	64,120	65,064	3.8
Italy	3,181	3,317	0.2
Luxembourg	43,007	41,338	2.4
Sweden	1,168	319	0.0
United Kingdom	43,546	45,002	2.6
United States	1,600,375	1,552,211	90.9
Total	$1,757,621	$1,709,537	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(11)(14)	Leisure Products & Services	SOFR	6.50%, 2.00% PIK	13.99%	10/14/2016	10/1/2025	$44,408	$43,341	$44,407	4.87%
Direct Travel, Inc.	^	(2)(3)(11)(14)(15)	Leisure Products & Services	SOFR	6.00%	11.53%	10/1/2020	10/1/2025	3,772	3,696	3,772	0.41
First Lien Debt Total										$47,037	$48,179	5.28%

Investments—non-controlled/affiliated		Footnotes	Industry	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(14)(16)	Leisure Products & Services	10/1/2020	43	$—	$5,203	0.57%
Equity Investments Total					43	$—	$5,203	0.57%
Total investments—non-controlled/affiliated						$47,037	$53,382	5.85%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,419	7.39%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	181,960	19.93
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$249,379	27.32%
Total investments—controlled/affiliated										$271,097	$249,379	27.32%
Total investments										$1,904,895	$1,841,881	201.78%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$985	$985	$—
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
(11)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Software	$166,536	$168,106	9.1%
Sovereign & Public Finance	78	79	0.0
Telecommunications	78,772	74,499	4.0
Transportation: Cargo	9,430	9,128	0.5
Utilities: Electric	920	902	0.0
Wholesale	19,248	19,638	1.1
Total	$1,904,895	$1,841,881	100.0%
The geographical composition of investments as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,023	$5,139	0.3%
Canada	50,490	51,711	2.8
Luxembourg	41,755	40,095	2.2
Sweden	1,168	395	0.0
United Kingdom	75,844	73,713	4.0
United States	1,730,615	1,670,828	90.7
Total	$1,904,895	$1,841,881	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of September 30, 2024
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly-owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly-owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of the Company’s stockholders and certain other customary closing conditions. Refer to Note 14, Merger with CSL III, to these unaudited consolidated financial statements for details of the proposed merger.
TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, the SPV invested in first and second lien senior secured loans. The SPV is a wholly-owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly-owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer refinanced the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"). Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. In connection with entry into the Merger Agreement, the Carlyle affiliate has agreed to exchange the Preferred Stock pursuant to the Preferred Stock Exchange (as defined below). See Note 10, Net Assets and Note 14, Merger with CSL III, to these unaudited consolidated financial statements for further information about the Preferred Stock and the Preferred Stock Exchange, respectively.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosures within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2024 and December 31, 2023, the Company held restricted cash balances of $42,513 and $37,891, respectively, which represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings, or reinvestment into new assets. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. There were no restricted cash balances denominated in a foreign currency as of September 30, 2024 and December 31, 2023. As of September 30, 2024 and December 31, 2023, the cost of foreign currencies was $742 and $659, respectively. As of September 30, 2024 and December 31, 2023, the fair value of foreign currencies was $758 and $659, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio with PIK provisions was $210,360 and $337,061, respectively, which represents approximately 12.3% and 18.3%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2024, the Company earned $5,033 and $16,301 in PIK income, respectively. For the three and nine months ended September 30, 2023, the Company earned $5,417 and $14,321 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2024, the Company earned $1,039 and $3,594, respectively, in other income, primarily from amendment fees and prepayment fees. For the three and nine months ended September 30, 2023, the Company earned $768 and $2,650, respectively, in other income, primarily from prepayment fees and commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2024 and December 31, 2023, the fair value of the loans in the portfolio on non-accrual status was $10,472 and $38,061, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and December 31, 2023 and for the periods then ended.
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
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The $400 million 2015-1 Notes offered in the 2015-1 Debt Securitization were issued by the 2015-1 Issuer. The 2015-1 Notes were subsequently refinanced on August 30, 2018 in the 2015-1 Debt Securitization Refinancing by redeeming in full the previously issued securitized notes and issuing $449 million in 2015-1R Notes. The 2015-1R Notes were further refinanced on July 2, 2024 in the 2015-1R Refinancing by redeeming in full the 2015-1R Notes and issuing $410 million in 2015-1N Debt, including $30 million in Class C-R Notes retained by the Company.
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes,” and together with the 2019 Notes, the “2024 Notes”).
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”), pursuant to an indenture dated November 20, 2023 as supplemented by a first supplemental indenture thereto, dated November 20, 2023 (together, the “2028 Notes Indenture”). The Company may redeem the 2028 Notes in whole or in part at our option on or after December 1, 2025. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”) pursuant to an indenture, dated November 20, 2023, as supplemented by a second supplemental indenture thereto, dated October 18, 2024 (together, the “2030 Notes Indenture”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices as set forth in the 2030 Notes Indenture. The 2030 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Credit Facility, the 2015-1R Notes, 2015-1N Debt, and the Senior Notes are recorded at carrying value, which approximates fair value.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2024, the Company incurred $750 and $2,557, respectively, in excise tax expense. For the three and nine months ended September 30, 2023, the Company incurred $850 and $2,023, respectively, in excise tax expense.
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
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect this guidance to have a material impact on its consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,234,093	$1,234,093
Second Lien Debt	—	—	121,838	121,838
Equity Investments	—	—	109,634	109,634
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	176,865	176,865
Total	$—	$—	$1,642,430	$1,642,430
Investments measured at net asset value(1)				$67,107
Total Investments				$1,709,537
Derivative assets(2)	—	1,068	—	1,068
Total				$1,710,605

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,311,503	$1,311,503
Second Lien Debt	—	—	188,175	188,175
Equity Investments	—	—	92,824	92,824
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,960	181,960
Total	$—	$—	$1,774,462	$1,774,462
Investments measured at net asset value(1)				$67,419
Total Investments				$1,841,881
Derivative assets(2)	—	985	—	985
Total				$1,842,866
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)Located in prepaid expenses and other assets as of September 30, 2024 and December 31, 2023 on the accompanying Consolidated Statements of Assets and Liabilities.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the three months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,830	$146,954	$106,298	$—	$180,301	$1,658,383
Purchases	135,434	846	2,364	—	—	138,644
Sales	(15,209)	(22,467)	(2,407)	—	—	(40,083)
Paydowns	(110,180)	(5,091)	—	—	—	(115,271)
Accretion of discount	2,274	258	57	—	—	2,589
Net realized gains (losses)	(10,973)	(2,459)	1,955	—	—	(11,477)
Net change in unrealized appreciation (depreciation)	7,917	3,797	1,367	—	(3,436)	9,645
Balance, end of period	$1,234,093	$121,838	$109,634	$—	$176,865	$1,642,430
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(2,053)	$180	$1,881	$—	$(3,436)	$(3,428)

	Financial Assets
	For the nine months ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Purchases	280,429	7,559	26,701	—	—	314,689
Sales	(60,885)	(22,467)	(14,475)	—	—	(97,827)
Paydowns	(291,962)	(51,690)	(2,738)	—	—	(346,390)
Accretion of discount	7,409	1,075	235	—	—	8,719
Net realized gains (losses)	(35,083)	(2,459)	11,077	—	—	(26,465)
Net change in unrealized appreciation (depreciation)	22,682	1,645	(3,990)	—	(5,095)	15,242
Balance, end of period	$1,234,093	$121,838	$109,634	$—	$176,865	$1,642,430
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(4,068)	$(280)	$1,331	$—	$(5,095)	$(8,112)

	Financial Assets
	For the three months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,272,650	$265,536	$102,214	$—	$189,101	$1,829,501
Purchases	51,786	364	2,166	—	—	54,316
Sales	(24,601)	(5,332)	(2)	—	—	(29,935)
Paydowns	(37,511)	(23,450)	(1,541)	—	—	(62,502)
Accretion of discount	1,533	369	101	—	—	2,003
Net realized gains (losses)	(97)	(45)	—	—	—	(142)
Net change in unrealized appreciation (depreciation)	7,212	(467)	(1,825)	—	(4,574)	346
Balance, end of period	$1,270,972	$236,975	$101,113	$—	$184,527	$1,793,587
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$7,161	$(378)	$(1,825)	$—	$(4,574)	$384

	Financial Assets
	For the nine months ended September 30, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Purchases	148,893	4,738	6,158	—	—	159,789
Sales	(89,257)	(11,704)	(1,719)	—	—	(102,680)
Paydowns	(138,487)	(23,904)	(2,148)	—	—	(164,539)
Accretion of discount	4,784	788	215	—	—	5,787
Net realized gains (losses)	(22,706)	(93)	1,351	—	—	(21,448)
Net change in unrealized appreciation (depreciation)	7,783	4,447	3,066		(5,538)	9,758
Balance, end of period	$1,270,972	$236,975	$101,113	$—	$184,527	$1,793,587
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(3,856)	$(378)	$3,971		$(5,538)	$(5,801)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2024 and December 31, 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	September 30, 2024			Low	High
Investments in First Lien Debt	$1,071,901	Discounted Cash Flow	Discount Rate	7.07%	20.35%	10.89%
	73,425	Consensus Pricing	Indicative Quotes	91.06%	100.50%	98.43%
	88,767	Income Approach	Discount Rate	10.05%	13.82%	11.77%
		Market Approach	Comparable Multiple	7.50x	13.29x	10.47x
Total First Lien Debt	1,234,093
Investments in Second Lien Debt	105,739	Discounted Cash Flow	Discount Rate	9.86%	15.87%	11.71%
	10,638	Consensus Pricing	Indicative Quotes	81.83%	81.83%	81.83%
	5,461	Income Approach	Discount Rate	10.05%	10.05%	10.05%
Total Second Lien Debt	121,838
Investments in Equity	64,296	Income Approach	Discount Rate	10.87%	14.47%	12.81%
	45,338	Market Approach	Comparable Multiple	6.25x	17.75x	10.90x
Total Equity Investments	109,634
Investments in Investment Funds
Subordinated Loan and Member's Interest	176,865	Discounted Cash Flow	Discount Rate	8.00%	8.00%	8.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	176,865
Total Level 3 Investments	$1,642,430

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,040,756	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.83%
	70,040	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.99%
	200,707	Income Approach	Discount Rate	10.73%	14.10%	11.69%
		Market Approach	Comparable Multiple	8.42x	12.34x	10.05x
Total First Lien Debt	1,311,503
Investments in Second Lien Debt	167,006	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.48%
	18,098	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	3,071	Income Approach	Discount Rate	10.87%	10.87%	10.87%
Total Second Lien Debt	188,175
Investments in Equity	92,824	Income Approach	Discount Rate	11.65%	14.47%	13.26%
		Market Approach	Comparable Multiple	6.25x	18.00x	10.05x
Total Equity Investments	92,824
Investments in Investment Funds
Subordinated Loan and Member's Interest	181,960	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Funds	181,960
Total Level 3 Investments	$1,774,462
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, Senior Notes, and the Securitizations as of September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$197,593	$197,593	$260,356	$260,356
2024 Notes	190,000	189,110	190,000	175,677
2028 Notes	85,000	86,068	85,000	85,985
Aaa/AAA Class A-1-1-R Notes	—	—	234,800	234,636
Aaa/AAA Class A-1-2-R Notes	—	—	50,000	49,870
Aaa/AAA Class A-1-3-R Notes	—	—	25,000	24,530
AA Class A-2-R Notes	—	—	66,000	66,066
A Class B Notes	—	—	46,400	46,511
BBB- Class C Notes	—	—	27,000	26,676
Aaa/AAA Class A-1-1-A Notes	240,000	240,309	—	—
Aaa/AAA Class A-L Loans	50,000	50,000	—	—
Aaa/AAA Class A-1-2-B Notes	20,000	20,022	—	—
AA Class A-2-RR Notes	30,000	30,067	—	—
A Class B-R Notes	40,000	40,088	—	—
Total	$852,593	$853,257	$984,556	$970,307
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
The carrying value of the Securitizations approximates their fair value. The Securitizations are categorized as Level 3 within the hierarchy and are valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
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
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2024 and 2023.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Base management fees	$6,590	$7,080	$20,155	$21,501
Incentive fees	5,101	5,530	16,492	16,595
Total base management fees and incentive fees	$11,691	$12,610	$36,647	$38,096
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2024 and 2023, there were no accrued or realized capital gains incentive fees.
As of September 30, 2024 and December 31, 2023, $11,693 and $13,067, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
Pursuant to the Administration Agreement, the Administrator provides services and receives reimbursements equal to an amount that reimburses the Administrator for its costs and expenses and the Company’s allocable portion of overhead incurred by the Administrator in performing its obligations under the Administration Agreement, including the Company’s allocable portion of the compensation paid to or compensatory distributions received by the Company’s officers (including the Chief Financial Officer and Chief Compliance Officer) and respective staff who provide services to the Company, operations staff who provide services to the Company, and any internal audit staff, to the extent internal audit performs a role in the Company’s internal control assessment under the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). Reimbursement under the Administration Agreement occurs quarterly in arrears.
For the three and nine months ended September 30, 2024, the Company incurred $337 and $1,150, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $369 and $866, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $830 and $2,991, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2024, the Company incurred $171 and $511, respectively, in fees under State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2023, the Company incurred $170 and $499, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, $344 and $222, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, a Compensation Committee and a special committee in connection with the Mergers, the members of each of which consist of Independent Directors. The Board of Directors may establish additional committees in the future. For the three and nine months ended September 30, 2024, the Company incurred $147 and $457, respectively, in fees and expenses associated with its Directors' services on the Company's Board of Directors and its committees. For the three and nine months ended September 30, 2023, the Company incurred $103 and $333, respectively, in fees and expenses associated with its Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2024 and December 31, 2023, no fees or expenses associated with its Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three months ended September 30,
	2024	2023
Number of investments sold	1	—
Proceeds from investments	$15,493	$—
Realized gain (loss) from investments	$(2)	$—

	Nine months ended September 30,
	2024	2023
Number of investments sold	2	3
Proceeds from investments	$25,350	$18,237
Realized gain (loss) from investments	$(19)	$(94)
At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	Three months ended September 30,
	2024	2023
Number of investments purchased	—	1
Cost of investments purchased	$—	$6,581
Number of investments sold	—	5
Proceeds from investments	$—	$24,601
Realized gain (loss) from investments	$—	$140

	Nine months ended September 30,
	2024	2023
Number of investments purchased	—	1
Cost of investments purchased	$—	$6,581
Number of investments sold	3	10
Proceeds from investments	$13,217	$45,190
Realized gain (loss) from investments	$28	$(33)
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. In connection with entry into the Merger Agreement, the Carlyle affiliate has agreed to exchange the Preferred Stock pursuant to the Preferred Stock Exchange (as defined below). For both the three and nine months ended September 30, 2024 and 2023, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625, respectively. See Note 10, Net Assets, and Note 14, Merger with CSL III, to these unaudited consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange.
Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the $6.4 million in aggregate principal of the notes underwritten by the affiliate. On October 18, 2024, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2030 Notes in the amount of 1.00% of the $9.0 million in aggregate principal of the notes underwritten by the affiliate. See Note 8, Borrowings, to these unaudited consolidated financial statements for further information about the 2028 Notes and the 2030 Notes.
Merger Agreement
On August 2, 2024, the Company entered into the Merger Agreement with CSL III, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors. Under the Merger Agreement, and subject to its terms and conditions, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly-owned subsidiary of the Company and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company. See Note 14, Merger with CSL III, to these unaudited consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2024 and December 31, 2023, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $559,082 and $794,899, respectively)	$534,709	$761,112
Cash, cash equivalents and restricted cash(1)	67,465	36,177
Other assets	5,596	7,812
Total assets	$607,770	$805,101
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$247,221	$447,221
Other liabilities	28,166	31,617
Subordinated loans and members’ equity (2)	332,383	326,263
Total liabilities and members’ equity	$607,770	$805,101
(1)As of September 30, 2024 and December 31, 2023, $13,394 and $14,106, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of September 30, 2024 and December 31, 2023, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $176,865 and $181,960, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$16,592	$22,753	$57,359	$68,198
Expenses
Interest and credit facility expenses	6,484	10,491	24,926	31,203
Other expenses	250	434	1,247	1,435
Total expenses	6,734	10,925	26,173	32,638
Net investment income (loss)	9,858	11,828	31,186	35,560
Net realized gain (loss) on investments	—	16	(1,481)	(9,693)
Net change in unrealized appreciation (depreciation) on investments	2,503	1,448	9,414	(3,034)
Net increase (decrease) resulting from operations	$12,361	$13,292	$39,119	$22,833
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Senior secured loans(1)	$567,293	$803,541
Number of portfolio companies in Credit Fund	29	38
Average amount per portfolio company(1)	$19,562	$21,146
Number of loans on non-accrual status	4	3
Fair value of loans on non-accrual status	$24,104	$13,263
Percentage of portfolio at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$62,232	$36,481
Percentage of portfolio with PIK provisions(3)	11.6%	4.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)(9)	Diversified Financial Services	SOFR	4.75%	9.93%	11/1/2029	$21,109	$21,109	$21,164
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.50%	9.18%	3/31/2028	35,099	34,763	34,935
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.15%	10/31/2030	8,596	8,479	8,681
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.20%	11/30/2026	9,824	9,542	8,284
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.59%	5/9/2027	15,441	13,429	11,117
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.60%	5/9/2027	1,364	864	1,364
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.74%	9/30/2026	10,933	10,887	10,493
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	9.45%	8/30/2025	11,380	11,346	11,380
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.60%	5/27/2028	12,942	12,866	12,926
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.60%	4/26/2029	29,400	28,976	29,467
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.39%	4/14/2028	19,035	18,873	18,787
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50% (100.00% PIK)	10.25%	6/7/2025	43,907	43,898	42,903
Exactech, Inc.	+	(2)(3)(6)(7)	Healthcare & Pharmaceuticals	SOFR	3.75%	8.34%	2/14/2025	20,743	20,732	8,297
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.85%	12/15/2026	23,824	23,777	22,378
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.60%	12/15/2026	7,114	7,064	6,662
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.00%	11.39%	11/17/2025	35,969	35,913	35,577
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.06%	8/14/2026	13,300	13,280	12,913
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	11.01%	5/25/2027	37,271	37,153	36,798
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.75%	10.42%	6/10/2027	9,923	9,806	9,923
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.33%	5/17/2028	6,649	6,522	6,649
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.84%	11/30/2028	4,160	3,035	3,177
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.61%	11/12/2027	15,124	14,968	15,124
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	9.10%	8/16/2031	15,650	15,494	15,493
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	10.12%	1/31/2029	18,426	18,409	17,965
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.45%	12/30/2026	14,438	14,374	13,804
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.50%	11.10%	5/1/2030	5,895	5,742	6,013
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.02%	3/31/2028	19,599	19,215	19,403
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.84%	12/2/2025	34,103	34,013	31,846
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.59%	5/2/2026	3,955	3,056	1,513
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	11.01%	6/29/2027	23,320	23,132	23,276

Consolidated Schedule of Investments as of September 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.13%	9/13/2027	$38,800	$38,365	$36,397
First Lien Debt Total									$559,082	$534,709
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$559,082	$534,709
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2024, the geographical composition of investments as a percentage of fair value was 2.1% in Canada and 97.9% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59% and the 180-day SOFR at 4.25%.
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
(6)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(7)Loan was on non-accrual status as of September 30, 2024.
(8)Represents a non-income producing security as of September 30, 2024.
(9)As of September 30, 2024, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Accession Risk Management Group, INC.	Delayed Draw	1.00%	$638	$2
ACR Group Borrower, LLC	Revolver	0.38	5,775	(23)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Heartland Home Services, Inc.	Revolver	0.50	771	(45)
HMT Holding Inc.	Revolver	0.50	1,764	(18)
Turbo Buyer, Inc.	Revolver	0.50	467	(30)
VRC Companies, LLC	Revolver	0.50	833	(1)
Total unfunded commitments			$11,121	$(115)

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(8)	Aerospace & Defense	SOFR	4.25%	9.60%	3/31/2028	$37,564	$37,165	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2030	8,639	8,511	8,509
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	9,899	9,531	9,462
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	14,752	13,905	8,870
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	1,303	620	1,264
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.98%	12/22/2025	14,145	14,099	13,120
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	11,018	10,956	10,768
Chartis Holding, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.52%	5/1/2025	8,002	8,002	7,985
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(8)	Software	SOFR	4.50%	9.86%	8/30/2024	11,488	11,415	11,438
Diligent Corporation	^+	(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.78%	8/4/2025	9,949	9,839	9,886
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.22%	5/27/2028	14,044	13,948	13,965
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.13%	4/26/2029	29,625	29,144	29,335
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.85%	4/14/2028	19,181	18,990	18,946
EPS Nass Parent, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2028	34,525	34,055	33,365
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	42,720	42,701	40,964
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.11%	2/14/2025	20,856	20,823	10,636
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.41%	11/16/2026	30,659	30,468	30,429
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.11%	12/15/2026	7,169	7,104	6,848
Heartland Home Services, Inc.	+	(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	24,008	23,947	23,054
HMT Holding Inc.	^+	(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.56%	11/17/2025	34,634	34,543	33,931
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	36,572	36,358	36,071
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	6,879	6,829	6,781
Jensen Hughes, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.20%	3/22/2025	33,730	33,722	33,602
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.65%	8/14/2026	13,405	13,377	11,394
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 1.00% PIK	11.97%	5/25/2027	37,453	37,305	35,217
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.85%	5/17/2028	6,700	6,552	6,767
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	12.07%	11/30/2028	4,160	3,306	3,225
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	15,240	15,052	14,874
Premise Health Holding Corp.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.25%	7/10/2025	13,168	13,151	12,904
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,553	27,515	21,987
RevSpring Inc.	+	(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.61%	10/11/2025	28,548	28,474	28,425
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.96%	12/30/2026	14,550	14,467	14,460
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.10%	5/1/2030	5,940	5,772	5,967
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	19,749	19,296	19,292
Turbo Buyer, Inc.	+	(2)(3)(8)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2025	33,900	33,757	33,447

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.53%	5/2/2026	$3,799	$3,270	$1,168
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2027	14,696	14,493	14,696
VRC Companies, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.50%	11.14%	6/29/2027	23,500	23,267	23,308
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.20%	12/23/2024	32,649	32,531	31,466
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.41%	1/3/2025	8,070	8,068	8,021
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2027	39,100	38,571	37,927
First Lien Debt Total									$794,899	$761,112
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(9)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$794,899	$761,112
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
(6)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of September 30, 2024 and December 31, 2023, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub Facility
	2024	2023	2024	2023
Three months ended September 30,
Outstanding borrowing, beginning of period	$—	$—	$270,221	$499,221
Borrowings	—	—	25,000	—
Repayments	—	—	(48,000)	(58,000)
Outstanding Borrowing, end of period	$—	$—	$247,221	$441,221

Nine months ended September 30,
Outstanding borrowing, beginning of period	$—	$—	$447,221	$588,621
Borrowings	—	—	27,000	14,000
Repayments	—	—	(227,000)	(161,400)
Outstanding Borrowing, end of period	$—	$—	$247,221	$441,221
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
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which has been amended from time to time, most recently on April 20, 2023, May 29, 2024 and November 4, 2024. The Credit Fund Sub Facility provides up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility) . The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.30% (2.70% and 2.35% prior to the November 4, 2024 and April 20, 2023 amendments, respectively). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.00% to 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
Selected Financial Data
Since inception of Credit Fund II and through September 30, 2024, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. Below is certain summarized consolidated information for Credit Fund II as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $204,447 and $251,107, respectively)	$200,977	$237,914
Cash and cash equivalents(1)	44,690	6,593
Other assets	1,764	2,818
Total assets	$247,431	$247,325
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $749 and $839, respectively	$156,751	$156,661
Other liabilities	10,919	10,526
Total members' equity(2)	79,761	80,138
Total liabilities and members’ equity	$247,431	$247,325
(1)As of September 30, 2024 and December 31, 2023, all of Credit Fund II’s cash and cash equivalents was restricted.
(2)As of September 30, 2024 and December 31, 2023, the fair value of Company's ownership interest in the members' equity was $67,107 and $67,419, respectively.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$6,357	$7,123	$20,735	$20,663
Expenses
Interest expense and credit facility fees	3,321	3,300	9,939	9,383
Other expenses	167	241	547	708
Total expenses	3,488	3,541	10,486	10,091
Net investment income (loss)	2,869	3,582	10,249	10,572
Net realized gain (loss) on investments	—	69	(9,850)	69
Net change in unrealized appreciation (depreciation) on investments	(239)	(342)	9,723	(7,953)
Net increase (decrease) resulting from operations	$2,630	$3,309	$10,122	$2,688
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Senior secured loans(1)	$207,530	$255,486
Number of portfolio companies in Credit Fund II	29	36
Average amount per portfolio company(1)	$7,156	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$672	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(3)	—%	2.1%
Fair value of loans with PIK provisions	$30,003	$20,117
Percentage of portfolio with PIK provisions(3)	14.9%	8.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (95.3% of fair value)
Accession Risk Management Group, Inc.	^	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.93%	11/1/2029	$9,824	$9,722	$9,849
Alpine Acquisition Corp II	^	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.20%	11/30/2026	3,209	3,131	2,706
Appriss Health, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.83%	5/6/2027	7,380	7,298	7,279
Ascend Buyer, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	5.75%	10.50%	9/30/2028	8,917	8,803	8,870
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(6)	Software	SOFR	3.00%, 4.00% PIK	11.70%	12/24/2026	4,466	4,425	4,294
BMS Holdings III Corp.	^	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.74%	9/30/2026	3,183	3,156	3,054
Comar Holding Company, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2026	8,987	8,979	8,128
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.33%	7/2/2026	1,283	1,281	1,283
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.33%	7/2/2026	8,469	8,418	8,469
Dwyer Instruments, Inc.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.44%	7/21/2027	9,739	9,706	9,739
EvolveIP, LLC	^	(2)(3)(6)	Telecommunications	SOFR	5.50% (100.00% PIK)	10.25%	6/7/2025	8,759	8,757	8,558
Hoosier Intermediate, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.12%	11/15/2028	6,333	6,194	6,333
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.25%	10.30%	6/2/2029	8,454	8,334	8,504
LVF Holdings, Inc.	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	10.42%	6/10/2027	9,926	9,814	9,926
Material Holdings, LLC	^	(2)(3)(6)	Business Services	SOFR	1.80%, 4.20% PIK	10.70%	8/19/2027	6,642	6,642	6,642
Material Holdings, LLC	^	(2)(3)(6)(8)	Business Services	SOFR	6.00% (100.00% PIK)	10.59%	8/19/2027	1,632	633	672
Maverick Acquisition, Inc.	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.25%	10.85%	6/1/2027	7,760	7,670	6,263
Medical Manufacturing Technologies, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.42%	12/23/2027	9,476	9,370	9,319
NMI AcquisitionCo, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	5.00%	9.85%	9/6/2028	9,819	9,802	9,793
PF Atlantic Holdco 2, LLC	^	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.61%	11/12/2027	9,774	9,573	9,774
PXO Holdings I Corp.	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	5.50%	10.35%	3/8/2028	9,824	9,705	9,801
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	5.50%	10.10%	4/1/2029	7,472	7,412	7,475
Spotless Brands, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	10.80%	7/25/2028	4,937	4,874	4,929
Tank Holding Corp.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.02%	3/31/2028	3,794	3,734	3,756
TCFI Aevex LLC	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.00%	10.85%	3/18/2026	1,654	1,644	1,654
Turbo Buyer, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	10.84%	12/2/2025	7,864	7,818	7,351
U.S. Legal Support, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.75%	10.36%	5/31/2026	6,057	6,056	6,011
US INFRA SVCS Buyer, LLC	^	(2)(3)(6)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.75%	4/13/2027	2,622	2,606	2,381

Consolidated Schedule of Investments as of September 30, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Wineshipping.com LLC	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	10.78%	10/29/2027	$9,774	$9540	$8,664
First Lien Debt Total									$195,097	$191,477
Second Lien Debt (4.7% of fair value)
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	7.25%	12.20%	8/10/2029	$4,500	$4,434	$4,500
AQA Acquisition Holdings, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	7.50%	12.85%	3/3/2029	5,000	4,916	5,000
Second Lien Debt Total									$9,350	$9,500
Equity Investment (—% of fair value)
TW LRW Holdings, LLC	^	(7)	Business Services					2	$—	$—
Equity Investment Total									$—	$—
Total Investments									$204,447	$200,977
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of September 30, 2024, the geographical composition of investments as a percentage of fair value was 4.9% in Canada, 2.1% in Luxembourg, and 93.0% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2024. As of September 30, 2024, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 4.85%, the 90-day SOFR at 4.59% and the 180-day SOFR at 4.25%.
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
(6)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(7)Represents a non-income producing security as of September 30, 2024.
(8)Loan was on non-accrual status as of September 30, 2024.

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (89.6% of fair value)
Alpine Acquisition Corp II	^	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	$3,233	$3,132	$3,091
American Physician Partners, LLC	^	(2)(3)(7)(8)(9)	Healthcare & Pharmaceuticals	SOFR	10.25% (100% PIK)	15.71%	8/5/2022	10,589	9,078	—
Appriss Health, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	6.75%	12.32%	5/6/2027	7,446	7,344	7,409
Ascend Buyer, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	6.40%	11.91%	9/30/2028	8,985	8,854	8,761
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)	Software	SOFR	3.00%, 4.00% PIK	12.45%	12/24/2026	4,331	4,278	4,157
BMS Holdings III Corp.	^	(2)(3)(7)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	3,208	3,172	3,135
Chartis Holding, LLC	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.52%	5/1/2025	9,721	9,714	9,702

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Comar Holding Company, LLC	^	(2)(3)(7)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2026	$8,669	$8,653	$7,457
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	7.00%	12.39%	7/2/2026	1,293	1,290	1,292
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	5.00%	10.39%	7/2/2026	8,535	8,464	8,506
Dwyer Instruments, Inc.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2027	9,814	9,773	9,814
EvolveIP, LLC	^	(2)(3)(7)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	8,527	8,525	8,177
Harbour Benefit Holdings, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.00%	10.51%	12/13/2024	9,703	9,693	9,631
Hoosier Intermediate, LLC	^	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2028	6,382	6,221	6,176
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.75%	11.12%	6/2/2029	8,519	8,384	8,524
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	4,821	4,718	4,755
Integrity Marketing Acquisition, LLC	^	(2)(3)(7)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	4,489	4,379	4,424
LVF Holdings, Inc.	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2027	6,137	6,026	6,044
Material Holdings, LLC	^	(2)(3)(7)	Business Services	SOFR	6.00%	11.45%	8/19/2027	7,820	7,762	7,526
Maverick Acquisition, Inc.	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2027	7,820	7,708	6,128
NMI AcquisitionCo, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2025	9,898	9,873	9,829
PF Atlantic Holdco 2, LLC	^	(2)(3)(7)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	9,849	9,607	9,612
PXO Holdings I Corp.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2028	9,899	9,759	9,688
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	6.75%	12.10%	4/1/2029	7,529	7,461	7,573
RSC Acquisition, Inc.	^	(2)(3)(7)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2029	9,901	9,785	9,837
Spotless Brands, LLC	^	(2)(3)(7)	Consumer Services	SOFR	6.50%	12.03%	7/25/2028	4,987	4,914	4,991
Tank Holding Corp.	^	(2)(3)(7)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	3,823	3,752	3,734
TCFI Aevex LLC	^	(2)(3)(7)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2026	1,667	1,653	1,655
Turbo Buyer, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2025	7,926	7,852	7,823
U.S. Legal Support, Inc.	^	(2)(3)(7)	Business Services	SOFR	5.75%	11.11%	11/30/2024	6,105	6,102	6,024
US INFRA SVCS Buyer, LLC	^	(2)(3)(7)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2026	2,877	2,852	2,650
Westfall Technik, Inc.	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2024	6,350	6,328	5,853
Wineshipping.com LLC	^	(2)(3)(7)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2027	9,849	9,567	9,189
First Lien Debt Total									$226,673	$213,167
Second Lien Debt (10.4% of fair value)
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2028	$5,514	$5,439	$5,541
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(7)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2029	4,500	4,427	4,436
AQA Acquisition Holdings, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2029	5,000	4,905	5,000
Quartz Holding Company	^	(2)(7)	Software	SOFR	8.00%	13.46%	4/2/2027	4,852	4,804	4,852
World 50, Inc.	^	(6)	Business Services	FIXED	11.50%	11.50%	1/9/2027	4,918	4,859	4,918
Second Lien Debt Total									$24,434	$24,747
Total Investments									$251,107	$237,914

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
(7)Loans include a credit spread adjustment that typically ranges from 0.10% to 0.43%.
(8)Loan is in forbearance as of December 31, 2023.
(9)Loan is on non-accrual status as of December 31, 2023.

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders, which has been amended from time to time, most recently on August 4, 2023. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of September 30, 2024 and December 31, 2023, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements.
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
In October 2024, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. (“JP Morgan”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 18, 2030. Under the interest rate agreement, commencing on the effective date of August 18, 2025, the Company receives a fixed interest rate of 6.75% and pays a floating interest rate based on the compounded average daily SOFR plus 3.23%. The Company designated this interest rate swap as a hedging instrument to the 2030 Notes.
Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 8, Borrowings, to these unaudited consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details our interest rate swap contracts outstanding as of September 30, 2024 and December 31, 2023.

As of	Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
September 30, 2024	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$1,068	Prepaid expenses and other assets
December 31, 2023	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$985	Prepaid expenses and other assets
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net amount recorded in interest expense and credit facility fees was $92 and $257, respectively, for the three and nine months ended September 30, 2024. The Company did not enter into any interest rate swap contracts for the three and nine months ended September 30, 2023.
The Company’s interest rate swaps are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the accompanying Consolidated Statements of Assets and Liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2024 and December 31, 2023:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
September 30, 2024	Morgan Stanley Capital Services LLC	$1,068	$—	$—	$(1,068)	$—
December 31, 2023	Morgan Stanley Capital Services LLC	$985	$—	$—	$(940)	$45

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
September 30, 2024	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
December 31, 2023	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
8. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation. As of September 30, 2024 and December 31, 2023, asset coverage was 194.9% and 183.4%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of September 30, 2024 and December 31, 2023.

	As of
	September 30, 2024	December 31, 2023
Credit Facility	$197,593	$260,356
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
2015-1R Notes	—	449,200
2015-1N Debt	380,000	—
Total principal amount outstanding	852,593	984,556
Less: unamortized debt issuance costs	(5,153)	(5,358)
Effective interest rate swap hedge	1,068	985
Total carrying value	$848,508	$980,183
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and nine months ended September 30, 2024 and 2023, and the outstanding balances under the Credit Facility for the respective periods.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Outstanding borrowing, beginning of period	$236,246	$400,241	$260,356	$440,441
Borrowings	110,509	34,000	226,567	108,792
Repayments	(151,448)	(65,267)	(290,448)	(183,408)
Foreign currency translation	2,286	(2,718)	1,118	431
Outstanding borrowing, end of period	$197,593	$366,256	$197,593	$366,256
The Credit Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2024	$790,000	$197,593	$592,407	$286,139
December 31, 2023	$790,000	$260,356	$529,644	$359,675
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$3,447	$6,932	$12,084	$21,291
Facility unused commitment fee	620	354	1,678	842
Amortization of deferred financing costs and debt issuance costs	214	194	642	549
Total interest expense and credit facility fees	$4,281	$7,480	$14,404	$22,682
Cash paid for interest expense and credit facility fees	$3,970	$7,407	$13,415	$22,559

Weighted average debt principal outstanding	$199,045	$377,040	$225,209	$414,993
Weighted average interest rate(1)	6.78%	7.19%	7.03%	6.78%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of September 30, 2024 and December 31, 2023, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	September 30, 2024	December 31, 2023
Interest expense payable	$483	$209
Unused commitment fees payable	571	462
Interest and credit facility fees payable	$1,054	$671

Weighted average interest rate	6.74%	7.21%
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
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes” and together with the 2024 Notes, the “Senior Notes”). The Company may redeem the 2028 Notes in whole or in part at its option on or after December 1, 2025.
On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices as set forth in the 2030 Indenture.
The Senior Notes and 2030 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

The following table details the Company’s Senior Notes as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(2,886)	(3,434)
Effective interest rate swap hedge	1,068	985
Total carrying value	$273,182	$272,551
For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense(1)	$4,044	$2,209	$12,113	$6,627
Amortization of deferred financing costs and debt issuance costs	210	35	634	104
Total interest expense and credit facility fees	$4,254	$2,244	$12,747	$6,731
Cash paid for interest expense and credit facility fees	$6,270	$2,209	$12,371	$6,627

Weighted average debt principal outstanding	$275,000	$190,000	$275,000	$190,000
Weighted average interest rate(1)(2)	5.75%	4.65%	5.79%	4.65%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2024 $567 of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of December 31, 2023, no amount was outstanding related to interest and credit facility fees on the Senior Notes. As of September 30, 2024 and December 31, 2023, the weighted average interest rates were 5.78% and 5.84%, respectively, inclusive of the effect of the interest rate swaps.
The note purchase agreement relating to the 2024 Notes, as supplemented by the first supplement contains customary terms and conditions for senior unsecured notes issued in a private placement, including, without limitation, affirmative and negative covenants such as information reporting, maintenance of the Company’s status as a business development company within the meaning of the Investment Company Act and a regulated investment company under the Code, minimum asset coverage ratio and interest coverage ratio, and prohibitions on certain fundamental changes at the Company or any subsidiary guarantor, as well as customary events of default with customary cure and notice, including, without limitation, nonpayment, breach of covenant, material breach of representation or warranty under the note purchase agreement, cross-acceleration under other indebtedness of the Company or certain significant subsidiaries, certain judgments and orders, and certain events of bankruptcy. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.
The 2028 Notes Indenture and 2030 Notes Indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture and 2030 Notes Indenture. Neither the 2028 Notes Indenture nor the 2030 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of September 30, 2024 and December 31, 2023, the Company was in compliance with these terms and conditions.

Securitizations
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the 2015-1N Debt, a $410.0 million collateralized loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes to the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of September 30, 2024, the Company retains the Class C-R Notes.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of September 30, 2024:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Total Principal Amount Outstanding				$380,000
Less: unamortized debt issuance costs				(2,267)
Total Carrying Value				$377,733
(1)Excludes $30 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.

The following table summarizes the terms of the 2015-1R Notes and the principal amount and carrying value as of December 31, 2023:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	25,000
Class A-2-R		SOFR	2.20%	66,000
Class B	Single A	SOFR	3.15%	46,400
Class C	BBB-	SOFR	4.00%	27,000
Total Principal Amount Outstanding				$449,200
Less: unamortized debt issuance costs				(1,924)
Total Carrying Value				$447,276
(1)Floating rate tranches bear interest at three-month SOFR plus a Term SOFR adjustment.
The Company contributed the loans that comprised the initial closing date loan portfolio (including the loans distributed to the Company from the SPV) to the 2015-1 Issuer pursuant to a contribution agreement. Future loan transfers from the Company to the 2015-1 Issuer will be made pursuant to a sale agreement and are subject to the approval of the Company’s Board of Directors. Assets of the 2015-1 Issuer are not available to the creditors of the SPV or the Company. In connection with the issuance and sale of the 2015-1R Notes and 2015-1N Debt, the Company made customary representations, warranties and covenants in the purchase agreement.
During the reinvestment period, pursuant to the indenture governing the 2015-1R Notes and 2015-1N Debt, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2015-1 Issuer and in accordance with the Company’s investment strategy.
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine months ended September 30, 2024 and 2023. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2024, the Company was in compliance with its undertaking.
As of September 30, 2024, the 2015-1N Debt were secured by 77 investments with a total fair value of approximately $468,523 and cash of $42,513. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the three and nine months ended September 30, 2024 and 2023, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Interest expense	$7,061	$8,436	$22,800	$23,777
Amortization of deferred financing costs and debt issuance costs	1,286	62	1,410	186
Total interest expense and credit facility fees	$8,347	$8,498	$24,210	$23,963
Cash paid for interest expense and credit facility fees	$6,486	$8,080	$23,004	$22,464

Weighted average debt principal outstanding	$380,217	$449,200	$404,657	$449,200
Weighted average interest rate(1)	8.59%	7.40%	7.86%	7.03%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2024 and December 31, 2023, $6,886 and $7,098, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of September 30, 2024 and December 31, 2023, the weighted average interest rates were 7.25% and 7.49%, respectively, based on benchmark rates.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2024 and December 31, 2023:

	As of
Payment Due by Period	September 30, 2024	December 31, 2023
Less than one year	$190,000	$—
1-3 years	32,923	190,000
3-5 years	249,670	345,356
More than 5 years	380,000	449,200
Total	$852,593	$984,556
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2024 and audited consolidated financial statements as of December 31, 2023 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$133,120	$68,017
Unfunded revolving loan commitments	61,986	66,392
Total unfunded commitments	$195,106	$134,409
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,848,458 and 50,794,941 shares were issued and outstanding as of September 30, 2024 and as of December 31, 2023, respectively. The Company has 2,000,000 shares of preferred stock, par value $0.01 per share, which are fully issued and outstanding as of September 30, 2024 and December 31, 2023.

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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of September 30, 2024 was $8.92. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
In connection with entry into the Merger Agreement, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement) by and between the Company and the holder of the Preferred Stock, all shares of Preferred Stock issued and outstanding immediately prior to the effective time of the Merger will be exchanged for such number of shares of the Company’s common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value per share (as defined in the Merger Agreement) (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of the Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange.
At the closing of the Mergers, the Company and CIM, as the holder of record of the Preferred Stock, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, during the specified restricted period, CIM may not transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge or otherwise dispose of or encumber (collectively, a “Transfer”) its shares of the Company’s common stock resulting from the Preferred Stock Exchange unless the Board of Directors consents to such Transfer and such Transfer is made in accordance with applicable securities and other laws. Refer to Note 14, Merger with CSL III, to these unaudited consolidated financial statements for further information about the Merger Agreement and the Mergers.

The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 30, 2022	0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
June 25, 2024	June 28, 2024	June 28, 2024	0.438
September 26, 2024	September 30, 2024	September 30, 2024	0.438
Total			$1.314
Company Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2025, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through September 30, 2024, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the three and nine months ended September 30, 2024, there were no share repurchases. For the three months ended September 30, 2023, there were no share repurchases. For the nine months ended September 30, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. There were 53,517 shares of common stock issued related to capital activity during the three and nine months ended September 30, 2024. No shares were issued during the three and nine months ended September 30, 2023.

The following tables summarize capital activity during the three and nine months ended September 30, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817
Dividend reinvestment	—	—	53,517	0	977	—	—	—	—	977
Net investment income (loss)	—	—	—	—	—	—	24,884	—	—	24,884
Net realized gain (loss)	—	—	—	—	—	—	—	(12,070)	—	(12,070)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	6,797	6,797
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(24,801)	—	—	(24,801)
Balance, September 30, 2024	2,000,000	$50,000	50,848,458	$508	$1,016,658	$(1,633)	$67,963	$(176,129)	$(50,763)	$906,604

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Dividend reinvestment	—	—	53,517	0	977	—	—	—	—	977
Net investment income (loss)	—	—	—	—	—	—	80,206	—	—	80,206
Net realized gain (loss)	—	—	—	—	—	—	—	(26,375)	—	(26,375)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	13,790	13,790
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(74,806)	—	—	(74,806)
Balance, September 30, 2024	2,000,000	$50,000	50,848,458	$508	$1,016,658	$(1,633)	$67,963	$(176,129)	$(50,763)	$906,604

The following tables summarize capital activity during the three and nine months ended September 30, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$50,393	$(150,375)	$(67,446)	$899,681
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	27,111	—	—	27,111
Net realized gain (loss)	—	—	—	—	—	—	—	264	—	264
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	2,612	2,612
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,224)	—	—	(23,224)
Balance, September 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$54,280	$(150,111)	$(64,834)	$906,444

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	80,856	—	—	80,856
Net realized gain (loss)	—	—	—	—	—	—	—	(21,050)	—	(21,050)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	2,881	2,881
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(69,673)	—	—	(69,673)
Balance, September 30, 2023	2,000,000	$50,000	50,794,941	$508	$1,018,234	$(1,633)	$54,280	$(150,111)	$(64,834)	$906,444
Share Issuances
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

The following table summarizes the Shares issued under the dividend reinvestment plan during the nine months ended September 30, 2024:

	Shares Issued	Total Consideration
For the nine months ended September 30, 2024
July 17, 2024	53,517	$977
Total	53,517	$977
No shares were issued under the dividend reinvestment plan during the nine months ended September 30, 2023.
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
Basic and diluted earnings per common share were as follows:

	Three months ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$18,736	$19,611	$29,112	$29,987
Weighted-average common shares outstanding	50,838,569	56,446,589	50,794,941	55,993,539
Basic and diluted earnings per share	$0.37	$0.35	$0.57	$0.54

	Nine months ended September 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$64,996	$67,621	$60,062	$62,687
Weighted-average common shares outstanding	50,809,590	56,417,610	50,825,315	56,289,108
Basic and diluted earnings per share	$1.28	$1.20	$1.18	$1.11
The following table summarizes updates to the Company’s dividend policy as of September 30, 2024. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40

The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	2023
Per Common Share Data:
Net asset value per common share, beginning of period	$16.99	$16.99
Net investment income (loss)(1)	1.53	1.54
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.25)	(0.36)
Net increase (decrease) in net assets resulting from operations	1.28	1.18
Dividends declared(2)	(1.42)	(1.32)
Accretion due to share repurchases	—	0.01
Net asset value per common share, end of period	$16.85	$16.86
Market price per common share, end of period	$16.97	$14.50
Number of common shares outstanding, end of period	50,848,458	50,794,941
Total return based on net asset value(3)	7.69%	8.41%
Total return based on market price(4)	23.17%	10.70%
Net assets attributable to Common Stockholders, end of period	$856,604	$856,444
Ratio to average net assets attributable to Common Stockholders(5):
Expenses before incentive fees	9.23%	9.47%
Expenses after incentive fees	11.14%	11.40%
Net investment income (loss)	9.31%	9.40%
Interest expense and credit facility fees	5.96%	6.20%
Ratios/Supplemental Data:
Asset coverage, end of period	194.90%	181.14%
Portfolio turnover	17.67%	8.24%
Weighted-average common shares outstanding	50,809,590	50,825,315
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
12. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of September 30, 2024 and December 31, 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
13. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2024 and December 31, 2023.

In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the nine months ended September 30, 2024 and 2023 was as follows:

	Nine months ended September 30,
	2024	2023
Ordinary income	$74,806	$69,673
Tax return of capital	$—	$—
14. MERGER WITH CSL III
Merger Agreement with CSL III
On August 2, 2024, the Company entered into the Merger Agreement with CSL III, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors, pursuant to which, on the terms and subject to the conditions sets forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company as a wholly-owned subsidiary of the Company, and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company. The Board of Directors of the Company and the board of trustees of CSL III, in each case, on the recommendation of a special committee comprised solely of certain independent directors or trustees of the Company or CSL III, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
As of a mutually agreed date no earlier than 48 hours (excluding Sundays and holidays) prior to the Effective Time (such date, the “Determination Date”), each of the Company and CSL III will deliver to the other a calculation of its net asset value (“NAV”) as of such date (such calculation with respect to CSL III, the “Closing CSL III Net Asset Value” and such calculation with respect to the Company, the “Closing CGBD Net Asset Value”), in each case using a pre-agreed set of assumptions, methodologies and adjustments. Based on such calculations, the parties will calculate the “CSL III Per Share NAV”, which will be equal to the quotient of (i) the Closing CSL III Net Asset Value and (ii) the number of CSL III Common Shares issued and outstanding as of the Determination Date (excluding any Cancelled Shares), and the “CGBD Per Share NAV”, which will be equal to the quotient of (i) the Closing CGBD Net Asset Value and (ii) the number of shares of the Company’s common stock issued and outstanding as of the Determination Date (taking into account the shares of the Company’s common stock to be issued as a result of the Preferred Stock Exchange (as defined below) as if the Preferred Stock Exchange had occurred as of the Determination Date).
The “Exchange Ratio” will be calculated as follows:

CGBD P/NAV at Merger Close	Exchange Ratio Formula
CGBD P/NAV ≤ 100%	CSL III Per Share NAV / CGBD Per Share NAV
100% < CGBD P/NAV < 111%	(CSL III Per Share NAV) x (1 + 50% x (CGBD P/NAV-1)) / CGBD Common Stock Price
CGBD P/NAV ≥ 111%	(CSL III Per Share NAV x (1 + 5.5%)) / CGBD Common Stock Price
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
Preferred Stock Exchange and Lock-Up Agreement
Immediately prior to the Effective Time, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement), all shares of Preferred Stock issued and outstanding will be exchanged for such number of the Company’s common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of Preferred Stock and (ii) the Closing CGBD Net Asset Value per share (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of the Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange. After the Preferred Stock Exchange and the issuance of the Company’s common stock pursuant thereto, each share of Preferred Stock will cease to be outstanding, will be cancelled, will cease to exist and will thereafter represent only the rights afforded to the common stockholders following the closing of the Mergers.
At the closing of the Mergers, the Company and CIM, as the holder of record of Preferred Stock, will enter into the Lock-Up Agreement in substantially the form attached to the Merger Agreement (with such changes as may be mutually agreed by the Company and CIM), which will be effective as of the closing of the Mergers, in accordance with the terms and conditions more fully set forth in the form of Lock-Up Agreement (a “Lock-Up Agreement”).
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
Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of the Company’s stockholders and certain other customary closing conditions. Consummation of the Mergers is not subject to approval of the CSL III’s shareholders.
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
15. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.

On November 4, 2024, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share plus a supplemental common stock dividend of $0.05 per share, which are payable on January 17, 2025 to common stockholders of record on December 31, 2024.

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
We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
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
Third Quarter 2024 Highlights
Quarterly Results
•Net investment income, inclusive of the preferred dividend, was $24.0 million or $0.47 per common share.
•Adjusted for one-time expenses related to the reset of the 2015-1R Notes, the adjusted net investment income per share (a non-GAAP financial measure) was $0.49. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares for the third quarter of 2024 totaled $23.9 million, or $0.47 per share.
•Net investment income for the three months ended September 30, 2024, after adjusting for the acceleration of debt issuance costs related to the reset of the 2015-R Notes, declined slightly from the comparable period in the prior year primarily due to a decrease in portfolio size, partially offset by lower non-accruals.
•The NAV per common share decreased to $16.85 as of September 30, 2024, from $16.95 as of June 30, 2024.
Portfolio and Investment Activity
•As of September 30, 2024, we held 175 investments across 128 portfolio companies and 26 industries for a total fair value of $1.7 billion.
•During the three months ended September 30, 2024, we had investment fundings of $143.4 million and investment repayments of $171.2 million.
•As of September 30, 2024, non-accrual investments represented 1.2% and 0.6% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•On August 2, 2024, we entered into a Merger Agreement with Carlyle Secured Lending III. In connection with the Merger Agreement, all shares of Preferred Stock issued and outstanding will be exchanged for shares of our common stock in a private placement transaction at a rate equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value per share. Refer to Note 14, Merger with CSL III, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Merger Agreement, the Mergers and the Preferred Stock Exchange.

•On July 17, 2024, we issued 53,517 shares for a total consideration of $1.0 million under the dividend reinvestment plan.
•Total liquidity as of September 30, 2024 was $354.8 million in cash and undrawn debt capacity.
Recent Developments
•On October 18, 2024, we completed a public offering of $300.0 million aggregate principal of 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”). In connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. for a total notional amounts of $300.0 million. Under the interest rate agreement, commencing on the effective date of August 18, 2025, we will receive a fixed interest rate of 6.75% and pays a floating interest rate based on the compounded average daily SOFR plus 3.23%.
•On November 4, 2024, we declared common stock dividends of $0.45 per share to be paid on January 17, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended September 30, 2024, we recorded basic earnings per common share of $0.37, declared a dividend of $0.47 per common share and earned $0.47 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except per share data):

	For the three months ended
	September 30, 2024		June 30, 2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$18,736	$19,611	$17,871	$18,746
Weighted-average common shares outstanding	50,838,569	56,446,589	50,794,941	56,365,822
Earnings per share	$0.37	$0.35	$0.35	$0.33
For the three months ended September 30, 2024 and June 30, 2024, we declared dividends per common share of $0.47 and $0.47, respectively. As of September 30, 2024 and December 31, 2023, our NAV per share was $16.85 and $16.99, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the three months ended
	September 30, 2024	June 30, 2024
Total investment income	$55,965	$58,264
Total expenses (including excise tax expense)	31,081	31,391
Net investment income	$24,884	$26,873
Preferred stock dividend	875	875
Net investment income, net of the preferred stock dividend	$24,009	$25,998
Weighted-average common shares outstanding	50,838,569	50,794,941
Net investment income per common share	$0.47	$0.51

Adjusted Net Investment Income and Adjusted Net Income
On a supplemental basis, we are disclosing Adjusted Net Investment Income, Adjusted Net Investment Income Per Share, Adjusted Net Income and Adjusted Net Income Per Share each of which is calculated and presented on a basis other than in accordance with GAAP (“non-GAAP”). We use these non-GAAP financial measures internally to analyze and evaluate financial results and performance, and we believe these non-GAAP financial measures are useful to investors as an additional tool to evaluate our ongoing results and trends and to review our performance without giving effect to one-time or non-recurring investment income and expense events, including the effects on incentive fees. The presentation of these non-GAAP measures is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.
We use the non-GAAP financial measures described above internally to analyze and evaluate financial results and performance and to compare our financial results with those of other business development companies that have not had similar one-time or non-recurring events. We believe “Adjusted Net Investment Income”, “Adjusted Net Investment Income Per Share”, “Adjusted Net Income” and “Adjusted Net Income Per Share” are useful to investors as an additional tool to evaluate our ongoing results and trends without giving effect to one-time or non-recurring events and are used to evaluate our economic earnings.
The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Share, Adjusted Net Income, and Adjusted Net Income Per Share:

	For the three months ended
	September 30, 2024	June 30, 2024
Net investment income, net of the preferred stock dividend	$24,009	$25,998
Acceleration of debt issuance costs, net of incentive fee impact (1)	1,011	—
Adjusted Net Investment Income	$25,020	$25,998

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$18,736	$17,871
Acceleration of debt issuance costs, net of incentive fee impact(1)	1,011	—
Adjusted Net Income	$19,747	$17,871

Net Investment Income Per Share	$0.47	$0.51
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	—
Adjusted Net Investment Income Per Share	$0.49	$0.51

Net Income Per Share	$0.37	$0.35
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	—
Adjusted Net Income Per Share	$0.39	$0.35

Weighted-average common shares outstanding	50,838,569	50,794,941
(1)On July 2, 2024, Carlyle Direct Lending CLO 2015-1R LLC, a wholly-owned and consolidated subsidiary of us, completed the refinancing of its outstanding notes by redeeming the notes in full and issuing new notes and loans. In connection with the refinancing, the debt issuance costs were accelerated in accordance with GAAP. Refer to Note 8, Borrowings, in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the refinancing.
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	135	8	29	3	175
Investments, at amortized cost	$1,256,120	$123,675	$106,729	$271,097	$1,757,621
Investments, at fair value	$1,234,093	$121,838	$109,634	$243,972	$1,709,537
Percentage of total investments at fair value	72.2%	7.1%	6.4%	14.3%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	11.7%	11.8%
Second Lien Debt(1)	13.9%	14.1%
Total Debt and Income Producing Investments(1)(2)	11.9%	12.3%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.8% as of September 30, 2024.
(2)Weighted average yield for total investments includes Credit Fund and Credit Fund II, as well as income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2024 were as follows:

As of
Geography—% of Fair Value	September 30, 2024
Australia	0.1%
Canada	3.8
Italy	0.2
Luxembourg	2.4
Sweden	0.0
United Kingdom	2.6
United States	90.9
Total	100.0%

The industry composition of investments at fair value as of September 30, 2024 were as follows:

As of
Industry—% of Fair Value	September 30, 2024
Aerospace & Defense	4.0%
Auto Aftermarket & Services	3.2
Beverage & Food	1.5
Business Services	6.1
Capital Equipment	3.4
Chemicals, Plastics & Rubber	2.6
Construction & Building	2.6
Consumer Goods: Durable	0.3
Consumer Goods: Non-Durable	0.4
Consumer Services	6.2
Containers, Packaging & Glass	2.7
Diversified Financial Services	4.8
Energy: Electricity	0.3
Energy: Oil & Gas	0.8
Environmental Industries	3.4
Healthcare & Pharmaceuticals	13.2
High Tech Industries	7.3
Investment Funds	14.3
Leisure Products & Services	5.1
Media: Advertising, Printing & Publishing	2.6
Retail	1.4
Software	10.9
Sovereign & Public Finance	0.0
Telecommunications	1.2
Transportation: Cargo	0.5
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended
September 30, 2024
Investments:
Total investments, beginning of period	$1,783,219
New investments purchased	138,644
Net accretion of discount on investments	2,589
Net realized gain (loss) on investments	(11,477)
Investments sold or repaid	(155,354)
Total Investments, end of period	$1,757,621
Principal amount of investments funded:
First Lien Debt	$140,202
Second Lien Debt	847
Equity Investments(1)	2,364
Total	$143,413
Principal amount of investments sold or repaid:
First Lien Debt	$(143,684)
Second Lien Debt	(25,091)
Equity Investments(1)	(2,407)
Total	$(171,182)
Number of new investment commitments(2)(3)	19
Average new investment commitment amount	$8,911
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended September 30, 2024, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2024 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$381	0.0%	$30,282	2.0%
Internal Risk Rating 2	1,164,559	85.9	1,158,006	77.3
Internal Risk Rating 3	180,519	13.3	273,329	18.2
Internal Risk Rating 4	719	0.1	38,061	2.5
Internal Risk Rating 5	9,753	0.7	—	—
Total	$1,355,931	100.0%	$1,499,678	100.0%
As of September 30, 2024 and December 31, 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.2. As of September 30, 2024 and December 31, 2023, two and four of our debt investments were assigned an Internal Risk Rating of 4-5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	173	$1,699,065	99.4%	169	$1,803,820	97.9%
Non-accrual(1)	2	10,472	0.6	4	38,061	2.1
Total	175	$1,709,537	100.0%	173	$1,841,881	100.0%
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

	Outstanding Principal Balance, as of
	September 30, 2024	December 31, 2023
Secured Debt
Credit Facility	$197,593	$260,356
Unsecured Debt
2024 Notes	190,000	190,000
2028 Notes	85,000	85,000
Securitizations
2015-1R Notes	—	449,200
2015-1N Debt	380,000	—
Total	$852,593	$984,556
Weighted average interest rate	6.68%	6.95%
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
The Credit Facility consisted of the following as of September 30, 2024 and December 31, 2023:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
September 30, 2024	$790,000	$197,593	$592,407	$286,139	6.74%
December 31, 2023	$790,000	$260,356	$529,644	$359,675	7.21%
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

The following table details the carrying value of our 2024 Notes and 2028 Notes as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
2024 Notes	$190,000	$190,000
2028 Notes	85,000	85,000
Total principal amount	$275,000	$275,000
Less: unamortized debt issuance costs	(2,886)	(3,434)
Effective interest rate swap hedge	1,068	985
Total carrying value	$273,182	$272,551
Weighted average interest rate	5.78%	5.84%
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Total Principal Amount Outstanding				$380,000
Less: unamortized debt issuance costs				(2,267)
Total Carrying Value				$377,733
Weighted average interest rate				7.25%
(1)Excludes $30 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
The following table summarizes the terms and principal amount of the 2015-1R Notes:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	25,000
Class A-2-R		SOFR	2.20%	66,000
Class B	Single A	SOFR	3.15%	46,400
Class C	BBB-	SOFR	4.00%	27,000
Total Principal Amount				$449,200
Less: unamortized debt issuance costs				(1,924)
Total Carrying Value				$447,276
Weighted average interest rate				7.49%
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

Since inception of Credit Fund and through September 30, 2024, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, we and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $176,865, respectively, as of September 30, 2024 and $193,001 and $181,960, respectively, as of December 31, 2023.
Our portion of the dividends declared by Credit Fund was $5,500 and $5,500 for the three months ended September 30, 2024 and 2023, respectively. As of both September 30, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund was 11.4%.
Below is a summary of Credit Fund’s portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Senior secured loans(1)	$567,293	$803,541
Weighted average yields of senior secured loans based on amortized cost(2)	10.8%	11.2%
Weighted average yields of senior secured loans based on fair value(2)	10.9%	11.6%
Number of portfolio companies in Credit Fund	29	38
Average amount per portfolio company(1)	$19,562	$21,146
Number of loans on non-accrual status	4	3
Fair value of loans on non-accrual status	$24,104	$13,263
Percentage of portfolio at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$62,232	$36,481
Percentage of portfolio with PIK provisions(4)	11.6%	4.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
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
Since inception of Credit Fund II and through September 30, 2024, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $67,107, respectively, as of September 30, 2024 and $78,096 and $67,419, respectively, as of December 31, 2023. Our portion of the dividends declared by Credit Fund II was $2,776 and $2,776 for the three months ended

September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, our annualized dividend yield from Credit Fund II was 14.2% and 16.8%, respectively.
Below is a summary of Credit Fund II’s portfolio as of September 30, 2024 and December 31, 2023:

	As of
	September 30, 2024	December 31, 2023
Senior secured loans(1)	$207,530	$255,486
Weighted average yields of senior secured loans based on amortized cost(2)	11.1%	12.0%
Weighted average yields of senior secured loans based on fair value(2)	11.3%	12.2%
Number of portfolio companies in Credit Fund II	29	36
Average amount per portfolio company(1)	$7,156	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$672	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(4)	—%	2.1%
Fair value of loans with PIK provisions	$30,003	$20,117
Percentage of portfolio with PIK provisions(4)	14.9%	8.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2024 and December 31, 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended September 30, 2024 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending September 30, 2024 and June 30, 2024, respectively:

	Three months ended		Change
	September 30, 2024	June 30, 2024	$
Investment income:
Interest income	$41,617	$42,949	$(1,332)
PIK income	5,033	5,761	(728)
Dividend income	8,276	8,781	(505)
Other income	1,039	773	266
Total investment income	55,965	58,264	(2,299)
Expenses:
Base management fees	6,590	6,677	(87)
Incentive fees	5,101	5,524	(423)
Professional fees	727	728	(1)
Administrative service fees	337	312	25
Interest expense and credit facility fees	16,882	16,616	266
Directors’ fees and expenses	147	159	(12)
Other general and administrative	547	398	149
Excise tax expense	750	977	(227)
Total expenses	31,081	31,391	(310)
Net investment income (loss)	24,884	26,873	(1,989)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(11,477)	4,198	(15,675)
Net realized currency gain (loss) on non-investment assets and liabilities	(593)	43	(636)
Net change in unrealized appreciation (depreciation) on investments	9,085	(12,487)	21,572
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,288)	119	(2,407)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(5,273)	(8,127)	2,854
Net increase (decrease) in net assets resulting from operations	$19,611	$18,746	$865
Investment Income
The decrease in investment income for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was primarily driven by a decrease in average outstanding investment balance due to sales and repayments of our investments and a lower weighted average yield on the portfolio. As of September 30, 2024, the size of our portfolio decreased to $1,757,621 from $1,783,219 as of June 30, 2024, at amortized cost. As of September 30, 2024 and June 30, 2024, the weighted average yield of our total debt and income producing investments was 11.9% and 12.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024 and June 30, 2024, two and three of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,472 and $30,209, which represented approximately 0.6% and 1.8% of total investments at fair value as of September 30, 2024 and June 30, 2024, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and June 30, 2024.

The increase in other income for the three months ended September 30, 2024 as compared to the three months ended June 30, 2024 was primarily driven by an increase in prepayment fees.
Expenses
The increase in interest expense and credit facility fees was primarily driven by the acceleration of debt issuance costs as a result of the refinancing of the 2015-1R Notes during the three months ended September 30, 2024.
The decrease in base management fees was driven by lower average gross assets as a result of net repayments on our investments for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended September 30, 2024 compared to the three months ended June 30, 2024.
For the three months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2024 and June 30, 2024 were as follows:

	Three Months Ended
	September 30, 2024	June 30, 2024
Realized gains on investments	$2,144	$5,118
Number of investments with realized gains	2	4
Realized losses on investments	$(13,621)	$(920)
Number of investments with realized losses	3	2
Change in unrealized appreciation on investments	$24,398	$12,092
Number of investments with unrealized appreciation	80	67
Change in unrealized depreciation on investments	$(15,313)	$(24,579)
Number of investments with unrealized depreciation	93	97
During the three months ended September 30, 2024, we recognized a realized loss after the sale of our investments in Emergency Communications Network, LLC and Stonegate Pub Company Bidco Limited partially offset by a realized gain from the sale of our equity investment in Chartis Holding, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) is also driven by the reversal of prior period unrealized depreciation related to Emergency Communications Network, LLC.

For the three and nine months ended September 30, 2024 and September 30, 2023
The following table sets forth information regarding our consolidated results of operations for the three and nine month periods ending September 30, 2024 and September 30, 2023:

	Three months ended September 30,		Change	Nine months ended September 30,		Change
	2024	2023	$	2024	2023	$
Investment income:
Interest income	$41,617	$46,040	$(4,423)	$131,008	$137,142	$(6,134)
PIK income	5,033	5,417	(384)	16,301	14,321	1,980
Dividend income	8,276	8,276	—	25,333	24,828	505
Other income	1,039	768	271	3,594	2,650	944
Total investment income	55,965	60,501	(4,536)	176,236	178,941	(2,705)
Expenses:
Base management fees	6,590	7,080	(490)	20,155	21,501	(1,346)
Incentive fees	5,101	5,530	(429)	16,492	16,595	(103)
Professional fees	727	684	43	2,200	1,896	304
Administrative service fees	337	369	(32)	1,150	866	284
Interest expense and credit facility fees	16,882	18,222	(1,340)	51,361	53,376	(2,015)
Directors’ fees and expenses	147	103	44	457	333	124
Other general and administrative	547	552	(5)	1,658	1,495	163
Excise tax expense	750	850	(100)	2,557	2,023	534
Total expenses	31,081	33,390	(2,309)	96,030	98,085	(2,055)
Net investment income (loss)	24,884	27,111	(2,227)	80,206	80,856	(650)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(11,477)	(142)	(11,335)	(26,465)	(21,448)	(5,017)
Net realized currency gain (loss) on non-investment assets and liabilities	(593)	406	(999)	90	398	(308)
Net change in unrealized appreciation (depreciation) on investments	9,085	315	8,770	14,930	3,689	11,241
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	(2,288)	2,297	(4,585)	(1,140)	(808)	(332)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(5,273)	2,876	(8,149)	(12,585)	(18,169)	5,584
Net increase (decrease) in net assets resulting from operations	$19,611	$29,987	$(10,376)	$67,621	$62,687	$4,934
Investment Income
The decrease in investment income for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by a decrease in interest income. As of September 30, 2024, the size of our portfolio decreased to $1,757,621 from $1,926,884 as of September 30, 2023, at amortized cost. As of September 30, 2024 and September 30, 2023, the weighted average yield of our total debt and income producing investments was 11.9% and 12.3%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024 and September 30, 2023, two and four of our debt investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,472 and $36,600, which represented approximately 0.6% and 2.0% of total investments at fair value as of September 30, 2024 and September 30, 2023, respectively. The remaining first and second lien debt investments were performing and current on their interest payments as of September 30, 2024 and September 30, 2023.

The increase in other income for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was primarily driven by higher amendment and prepayment fees.
Expenses
The decrease in interest expense and credit facility fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily driven by a lower average principal balance during the three and nine months ended September 30, 2024.
The change in incentive fees for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 is driven by changes in pre-incentive fee net investment income.
The decrease in base management fees for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023 was driven by lower average gross assets as a result of net repayments on our investments.
For the three and nine months ended September 30, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2024. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 and September 30, 2023 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized gains on investments	$2,144	$153	$22,314	$1,600
Number of investments with realized gains	2	3	17	12
Realized losses on investments	$(13,621)	$(295)	$(48,779)	$(23,048)
Number of investments with realized losses	3	2	8	14
Change in unrealized appreciation on investments	$24,398	$18,458	$62,024	$65,642
Number of investments with unrealized appreciation	80	112	105	123
Change in unrealized depreciation on investments	$(15,313)	$(18,143)	$(47,094)	$(61,953)
Number of investments with unrealized depreciation	93	60	93	65
During the nine months ended September 30, 2024, we recognized a realized loss due to the write-off of our investment in American Physician Partners and Emergency Communications Network, LLC partially offset by realized gains from the recapitalization of our investment in Dermatology Associates and from our exit of the equity investment in Legacy.com, Inc.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2024 was mainly driven by the reversal of prior period unrealized appreciation (depreciation) related to American Physician Partners.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of September 30, 2024, we had $852,593 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1R Notes and the Senior Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2024, we had $354,808 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of September 30, 2024 was $8.92. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary). Refer to Note 14, Merger with CSL III, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Merger Agreement, the Mergers and the Preferred Stock Exchange.
The following table presents our certain capitalization ratios:

	September 30, 2024	December 31, 2023
Net Financial Leverage(1)	0.89x	1.02x
Statutory Debt to Equity(2)	1.05x	1.19x
(1)Reflects cumulative convertible preferred securities as equity, net of excess cash held at period end, which was $38.5 million as of September 30, 2024.
(2)Reflects cumulative convertible preferred securities as debt. These securities are considered "senior securities" for the purposes of calculating asset coverage pursuant to the Investment Company Act.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	September 30, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$68,669	$60,447
Available borrowings under Credit Facility	286,139	359,675
Total Liquidity	$354,808	$420,122

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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2024 and the audited consolidated financial statements as of December 31, 2023 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2024 and December 31, 2023:

	Par / Principal Amount as of
	September 30, 2024	December 31, 2023
Unfunded delayed draw commitments	$133,120	$68,017
Unfunded revolving commitments	61,986	66,392
Total unfunded commitments	$195,106	$134,409
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2024 and December 31, 2023, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

For the nine months ended
September 30, 2024
Cash flows provided by (used in) operating activities	$215,394
Cash flows provided by (used in) financing activities	(207,172)
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,222
During the nine months ended September 30, 2024, we paid $264,425 related to cost of investments purchased and received $422,269 in repayments on our investments. During the nine months ended September 30, 2024, we had net repayments of $63,881 on the Credit Facility and repaid $449,200 of principal on the 2015-1R Notes.
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
As of September 30, 2024 and December 31, 2023, the Company had total senior securities of $902,593 and $1,034,556, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the Securitizations, and the Preferred Stock, and had asset coverage ratios of 194.9% and 183.4%, respectively. For the purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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
Interest Rate Risk
As of September 30, 2024, on a fair value basis, approximately 99.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. The 2024 Notes bear a fixed rate.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of September 30, 2024 and December 31, 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2024 and December 31, 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of September 30, 2024 and December 31, 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2024 and December 31, 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of September 30, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$40,927	$(19,730)	$21,197	$44,769	$(23,087)	$21,682
Up 200 basis points	$27,285	$(13,153)	$14,132	$29,846	$(15,391)	$14,455
Up 100 basis points	$13,642	$(6,577)	$7,065	$14,923	$(7,696)	$7,227
Down 100 basis points	$(13,642)	$6,577	$(7,065)	$(14,923)	$7,696	$(7,227)
Down 200 basis points	$(27,285)	$13,153	$(14,132)	$(29,846)	$15,391	$(14,455)
Down 300 basis points	$(40,858)	$19,730	$(21,128)	$(44,740)	$23,087	$(21,653)
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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
At the effective time of the Merger (the “Effective Time”), each share of common share of beneficial interest, $0.001 par value per share, of CSL III (“CSL III Common Shares”), issued and outstanding immediately prior to the Effective Time (other than shares owned by CGBD or any of its consolidated subsidiaries (the “Cancelled Shares”)), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined in Note 14, Merger with CSL III, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q), plus any cash (without interest) in lieu of fractional shares. Our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. Such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
The completion of the Mergers remains subject to the satisfaction of certain customary closing conditions, including among others (1) requisite approval of our stockholders, (2) authorization of the shares of our common stock to be issued as consideration in the Mergers for listing on Nasdaq, (3) effectiveness of the registration statement for our common stock to be issued as consideration in the Mergers, (4) the absence of certain legal impediments to the consummation of the Mergers, (5) determinations of closing NAV in accordance with the terms of the Merger Agreement, (6) the Preferred Stock Exchange Documents by and between us and the holder of Preferred Stock remain in full force and effect as of the effective time of the Preferred Stock Exchange in accordance with the Merger Agreement and (7) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Therefore, the Mergers may not be completed or may not be completed as timely as expected.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2024 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	$42,263
August 1, 2024 through August 31, 2024	—	—	—	$42,263
September 1, 2024 through September 30, 2024	—	—	—	$42,263
Total	—		—
(1)On trade date basis.
(2)On November 4, 2024, the Company's Board of Directors approved the continuation of the Company's $200 million Stock Repurchase Program until November 5, 2025, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

4.1
Second Supplemental Indenture, dated as of October 18, 2024, between Carlyle Secured Lending, Inc. and U.S. Bank Trust Company, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024).

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

CARLYLE SECURED LENDING, INC.

Dated: November 5, 2024	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)