Form 10-K
period 2024-12-31
Carlyle Secured Lending, Inc.
filed 2025-02-25
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock at June 30, 2024, based on the closing price of the common stock on that date of $17.74 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $896,698,149.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 24, 2025 was 50,956,965.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the level of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, the imposition of tariffs and developing tensions between China and the United States;
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
•the ability of the parties to consummate the Mergers, as defined in Part I, Item 1 of this Form 10-K “Business”, on the expected timeline, or at all;
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

PART I
In this Annual Report on Form 10-K, except where the context suggests otherwise:
•the terms “we,” “us,” “our,” “Company” and “CGBD” refer to Carlyle Secured Lending, Inc. (formerly TCG BDC, Inc.), a Maryland corporation, and its consolidated subsidiaries;
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
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, an unconsolidated limited liability company, in which, as of December 31, 2024, we owned an 84.13% economic interest and co-manage with Cliffwater Corporate Lending Fund (“CCLF"), and its wholly owned and consolidated subsidiary; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. Our Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s

37-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including our Investment Adviser and its affiliates.
On August 2, 2024, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of the Company’s stockholders and certain other customary closing conditions. Refer to Note 15, Merger with CSL III, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for details of the proposed merger.
Our Investment Adviser
Our Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
Our Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 190 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. Our Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Head of Global Credit at Carlyle.
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
Carlyle
Our Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is a global investment firm with deep industry expertise that deploys private capital across three business segments: Global Private Equity, Global Credit and Global Investment Solutions. With $441.0 billion of assets under management (“AUM”) as of December 31, 2024, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,300 employees, including more than 720 investment professionals in 29 offices across four continents, and serves more than 3,100 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $192.4 billion in AUM as of December 31, 2024, advises products that pursue investment strategies across the credit spectrum, including: liquid credit, private credit, opportunistic credit, direct lending, and real assets credit, as well as platform initiatives such as Carlyle Tactical Private Credit Fund and asset-backed finance. Global Credit, which also includes the Insurance Solutions and Global Capital Markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of our more than 190 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers. Primary areas of focus for Carlyle’s Global Credit segment include Insurance Solutions; Liquid Credit; Private Credit, consisting of Opportunistic Credit, Direct Lending, Asset-Backed Finance, Aviation Finance, Infrastructure Debt, and Cross-Platform Credit Products; and Global Capital Markets.
Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits.
To this end, in February 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in senior secured loans to middle market companies. Since its inception and through December 31, 2024, Credit Fund has invested in over $3.3 billion, before any repayments or exits, of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250 million each.
Additionally, in November 2020, we and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Credit Fund II, a joint venture primarily focused on investing in senior secured loans of middle market companies. Since its inception and through December 31, 2024, Credit Fund II has invested in over $555.3 million, before any repayments or exits, of senior secured loans, including the initial portfolio of senior secured loans contributed by CGBD. As of December 31, 2024, we and CCLF have 84.13% and 15.87% ownership in Credit Fund II, respectively.
On February 10, 2025, the Company and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and the Company contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, the Company entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became a wholly owned subsidiary of the Company and in connection therewith the CCLF board members resigned.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee of the Board of Directors, a Compensation Committee, and a special committee in connection with the Mergers, the members of each of which consist of Independent Directors, and may establish additional committees in the future.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of shareholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
•Proven Direct Origination Approach. The Carlyle Direct Lending platform is Carlyle’s direct lending business unit that operates within the broader Carlyle Global Credit Segment. Carlyle Direct Lending’s business directly originates nearly 100% of its investments, sourced from both the dedicated direct lending origination team as well as from the many adjacent capabilities across the Carlyle Global Credit platform. This origination approach has resulted in a strong and diversified flow of opportunities, approximately 1,000 per annum, from which Carlyle believes it can select investments with the best potential risk/reward characteristics.
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
•Scale of Capital. With $192.4 billion of AUM as of December 31, 2024 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $441.0 billion of AUM, an experienced and tenured bench of more than 720 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2024. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.

•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at our Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for an approximately 5% closing rate on new transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 80% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,600+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which we believe creates a significant opportunity for private credit investing.
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
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by approximately 40% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.

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
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals is located in New York. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target market, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with 5% of new investment opportunities screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
Underwriting
The underwriting process is led by an experienced team of senior underwriters that are organized by sector and benefit from a deep base of shared information enabled by platform integration, as well as Carlyle resources. The typical deal timeline is sixty to ninety days and follows a multi-faceted four-step process:
1.Screening. The deal team reviews marketing materials and industry reports, compiles debt and equity comparables, reaches out to industry experts within the Carlyle network, identifies key credit strengths and risks and formulates a view on structure. The deal team then presents an initial analysis through a screening memo to the Screening Committee for high-level feedback and a decision to move forward with additional credit work. The Screening Committee is comprised of senior members of the direct lending leadership team. Based on feedback from the committee, the deal team will prepare and disseminate an outcomes email that documents the takeaways from the meeting, including preferred financing structure as well as terms, key diligence items and next steps.
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
Portfolio and Risk Management
The investment team views proactive portfolio monitoring as a vital part of its investment process, which includes the ongoing review of a borrower by portfolio management, underwriting and workout professionals, with multiple layers of risk review and oversight. The investment team follows a rigorous monitoring strategy that utilizes a proprietary dashboard template for each transaction, which tracks financial performance, covenant compliance, follow-on transactions and amendments, and real-time updates to internal risk ratings based on qualitative and quantitative factors. The portfolio management process involves a variety of ongoing and scheduled reviews that allow for early detection of issues and escalation to the Investment Committee and workout team to avoid credit losses. This process includes detailed portfolio dashboard updates, weekly credit events meetings, quarterly meetings to conduct formal portfolio reviews, focused on technical analysis of financial performance and portfolio diversification, and ongoing ad-hoc meetings to handle borrower-specific requests, including follow-on transactions and amendments.
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
Portfolio Composition
As of December 31, 2024, the fair value of our investments was approximately $1.8 billion in 135 portfolio companies/investment funds. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2024, were as follows:

As of
Type—% of Fair Value	December 31, 2024
First Lien Debt	73.4%
Second Lien Debt	6.4
Equity Investments	6.5
Investment Funds	13.7
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt	December 31, 2024
Floating Rate	99.6%
Fixed Rate	0.4
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2024
Australia	0.1%
Canada	3.3
Italy	0.2
Luxembourg	2.3
Sweden	0.0
United Kingdom	2.7
United States	91.4
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2024
Aerospace & Defense	3.7%
Auto Aftermarket & Services	2.4
Beverage & Food	1.4
Business Services	5.9
Capital Equipment	4.3
Chemicals, Plastics & Rubber	2.4
Construction & Building	2.6
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.4
Consumer Services	6.5
Containers, Packaging & Glass	2.6
Diversified Financial Services	5.5
Energy: Electricity	0.4
Energy: Oil & Gas	0.7
Environmental Industries	3.6
Healthcare & Pharmaceuticals	12.9
High Tech Industries	8.0
Investment Funds	13.7
Leisure Products & Services	4.5
Media: Advertising, Printing & Publishing	0.9
Media: Diversified & Production	1.8
Retail	1.3
Software	10.5
Sovereign & Public Finance	0.0
Telecommunications	2.2
Transportation: Cargo	0.4
Utilities: Water	0.1
Wholesale	1.1
Total	100.0%
See the Consolidated Schedule of Investments as of December 31, 2024 in our consolidated financial statements in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
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
We are generally not able to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on June 6, 2024, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 6, 2025. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The

NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
•We cannot assure that an active trading market for the 2028 Notes (as defined below) or the 2030 Notes (as defined below) will develop or be maintained.
•We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event. (as defined below)
•We may choose to redeem the 2028 Notes and 2030 Notes when prevailing interest rates are relatively low.
Risks Relating to the Mergers
•Sales of shares of our common stock after the completion of the Mergers may cause the trading price of our common stock to decline.
•Most of our stockholders will experience a reduction in percentage ownership and voting power in the combined company as a result of the Mergers.
•We may be unable to realize the benefits anticipated by the Mergers, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.
•The Mergers are subject to closing conditions, including stockholder approvals, that, if not satisfied or (to the extent legally allowed) waived, will result in the Mergers not being completed, which may result in material adverse consequences to our business and operations.
•We may, to the extent legally allowed, waive one or more conditions to the Mergers without resoliciting stockholder approval.
•We will be subject to operational uncertainties and contractual restrictions while the Mergers are pending.
•The market price of our common stock after the Mergers may be affected by factors different from those affecting our common stock currently.
•Litigation against us, CSL III, or the members of our Board of Directors and CSL III’s board of trustees, could prevent or delay the completion of the Mergers or result in the payment of damages following completion of the Mergers.

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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by an elevated interest rate environment as a result of inflation and continued geopolitical tensions (including Russia’s military invasion of Ukraine and the war between Israel and Hamas). These events have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
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
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. Trade wars, tariffs and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies.
Additionally, the Federal Reserve raised the Federal Funds Rate throughout 2022, 2023 and part of 2024 before it cut the Federal Funds Rate multiple times at the end of 2024. The Federal Reserve could again raise the Federal Funds Rate if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.

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
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of our Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of our Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which our Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of our Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and our Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, our Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including around location. If our Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. Our Investment Adviser has experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel. Even when our Investment Adviser offers top-of-market compensation packages, it may not be able to attract and retain all of their desired personnel due to shifting workforce priorities.
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
We have borrowed under the credit facility and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2024, we had issued and outstanding $978.4 million aggregate principal amount of indebtedness, and $50.0 million aggregate liquidation preference of the Preferred Stock. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on June 6, 2024, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 6, 2025.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2024, our asset coverage calculated in accordance with the Investment Company Act was 183.2%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
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
Pursuant to approval granted at a special meeting of stockholders held on June 6, 2024, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 6, 2025.
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
Our Credit Facility, the Senior Notes and the 2015-1N Debt (each as defined in Note 8, Borrowings, or Note 1, Organization, as applicable to the consolidated financial statements in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2024, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1N Debt. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1N Debt. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital.
As of December 31, 2024, we had a combined $978.4 million of outstanding consolidated indebtedness under our Credit Facility, the Senior Notes and 2015-1N Debt. As of December 31, 2024, our weighted average effective annualized interest rate was 6.65% excluding fees (such as fees on undrawn amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1N Debt and the effective rate of our Senior Notes is floating due to our interest rate swap, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(28.46)%	(17.82)%	(7.18)%	3.46%	14.09%
(1)Assumes, as of December 31, 2024, (i) $1,926.0 million in total assets, (ii) $978.4 million in outstanding indebtedness, (iii) $905.2 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.65%.

Based on an outstanding indebtedness of $978.4 million as of December 31, 2024, and the weighted average effective annual interest rate, excluding fees (such as fees on undrawn amounts and amortization of financing costs), of 6.65% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.38% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address concerns about inflation, the Federal Reserve continued to increase interest rates over the course of 2023 and part of 2024 before it cut interest rates multiple times at the end of 2024. It is a possibility that the Federal Reserve could increase rates in 2025 if inflation levels exceed certain levels in the United States.
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
In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the increases in interest rates during 2023 and the majority of 2024 have made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to our Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. We have entered and may continue to enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk.

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
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue additional preferred stock, but may determine to issue additional preferred stock in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per common share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.
On May 5, 2020, we issued the Preferred Stock. See “—We issued the Preferred Stock in May 2020 and we may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock,” “—Our stockholders may experience dilution upon the conversion of the Preferred Stock,” and “—Holders of the Preferred Stock have the right to elect members of the board of directors and class voting rights on certain matters.”
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
Because the 2015-1 Issuer is disregarded as an entity separate from its owner for U.S. federal income tax purposes, the sale or contribution by us to the 2015-1 Issuer, as part of the 2015-1 Debt Securitization, 2015-1 Debt Securitization Refinancing (as defined in Part II, Item 7 of this Form 10-K “Portfolio and Investment Activity-Securitizations”) and 2015-1R Refinancing (as defined in Note 1, Organization, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), did not constitute a taxable event for U.S. federal income tax purposes. If the U.S. Internal Revenue Service were to take a contrary position, there could be a material adverse effect on our business, financial condition, results of operations or cash flows.
The 2015-1 Issuer Preferred Interests are subordinated obligations and therefore we may not receive cash from the 2015-1 Issuer.
The 2015-1 Issuer is the residual claimant on funds, if any, remaining after holders of all classes of the 2015-1N Debt have been paid in full on each payment date or upon maturity of the 2015-1N Debt under the 2015-1R Refinancing documents. The 2015-1 Issuer Preferred Interests represent all of the equity interest in the 2015-1 Issuer and, as the holder of the 2015-1 Issuer Preferred Interests, we may receive distributions, if any, only to the extent that the 2015-1 Issuer makes distributions out of funds remaining after holders of all classes of the 2015-1N Debt have been paid in full on each payment date any amounts due and owing on such payment date or upon maturity of the 2015-1N Debt. There is no guarantee that we will receive any distributions as the holders of the 2015-1 Issuer Preferred Interests.
In addition, if the 2015-1 Issuer does not meet the asset coverage tests or the interest coverage test set forth in the documents governing the 2015-1R Refinancing, cash would be diverted to first pay the 2015-1N Debt in amounts sufficient to cause such tests to be satisfied.
The interests of holders of the 2015-1N Debt issued by the 2015-1 Issuer may not be aligned with our interests.
The 2015-1N Debt ranks senior in right of payment to our interests. As such, there are circumstances in which the interests of holders of the 2015-1N Debt may not be aligned with our interests. For example, under the terms of the 2015-1 Issuer, holders of the 2015-1N Debt have the right to receive payments of principal and interest prior to distribution to our interests.

For as long as the 2015-1N Debt remains outstanding, holders of the 2015-1N Debt have the right to act, in certain circumstances, with respect to the portfolio loans in ways that may benefit their interests but not the interests of holders of the 2015-1 Issuer Preferred Interests, including by exercising remedies under the indenture governing the 2015-1N Debt (the “2015-1 Indenture”).
If an event of default has occurred and acceleration occurs in accordance with the terms of the 2015-1 Indenture, the 2015-1N Debt then outstanding will be paid in full before any further payment or distribution to the 2015-1 Issuer Preferred Interests. In addition, if an event of default occurs, holders of a majority of the 2015-1N Debt then outstanding will be entitled to determine the remedies to be exercised under the 2015-1 Indenture, subject to the terms of the 2015-1 Indenture. For example, upon the occurrence of an event of default with respect to the notes issued by the 2015-1 Issuer, the trustee or holders of a majority of the 2015-1N Debt then outstanding may declare the principal, together with any accrued interest, of all the 2015-1N Debt to be immediately due and payable. This would have the effect of accelerating the principal on such notes, triggering a repayment obligation on the part of the 2015-1 Issuer. If at such time the portfolio loans of the 2015-1 Issuer were not performing well, the 2015-1 Issuer may not have sufficient proceeds available to enable the trustee under the 2015-1 Indenture to pay a distribution to holders of the 2015-1 Issuer Preferred Interests.
Remedies pursued by the holders of the 2015-1N Debt could be adverse to the interests of the holders of the 2015-1 Issuer Preferred Interests, and the holders of the 2015-1N Debt have no obligation to consider any possible adverse effect on such other interests. Thus, any remedies pursued by the holders of the 2015-1N Debt may not be in our best interests and we may not receive payments or distributions upon an acceleration of the 2015-1N Debt. Any failure of the 2015-1 Issuer to make distributions on the 2015-1 Issuer Preferred Interests we hold, directly or indirectly, whether as a result of an event of default or otherwise, could have a material adverse effect on our business, financial condition, results of operations and cash flows and may result in an inability of us to make distributions sufficient to allow for us to qualify as a RIC for U.S. federal income tax purposes.
The 2015-1 Issuer may fail to meet certain asset coverage tests.
Under the documents governing the 2015-1R Refinancing, there are two coverage tests applicable to the 2015-1N Debt.
The first such test compares the amount of interest received on the portfolio loans held by the 2015-1 Issuer to the amount of interest payable in respect of the 2015-1N Debt. To meet this first test, interest received on the portfolio loans must equal at least 110% of the interest payable in respect of the 2015-1N Debt issued by the 2015-1 Issuer.
The second such test compares the adjusted collateral principal amount of the portfolio loans of the 2015-1R Refinancing to the aggregate outstanding principal amount of the 2015-1N Debt. To meet this second test at any time, the adjusted collateral principal amount of the portfolio loans must equal at least 116.0% of the outstanding principal amount of the 2015-1N Debt.
If any coverage test with respect to the 2015-1N Debt is not met, proceeds from the portfolio of loans that otherwise would have been distributed to the holders of the 2015-1 Issuer Preferred Interests will instead be used to redeem first the 2015-1N Debt, to the extent necessary to satisfy the applicable asset coverage tests on a pro forma basis after giving effect to all payments made in respect of the 2015-1N Debt, which we refer to as a mandatory redemption, or to obtain the necessary ratings confirmation. There is no guarantee that the 2015-1N Debt will meet either of these coverage tests, and thus, we may not receive distributions as the holders of the 2015-1 Issuer Preferred Interests. Even if we do not receive cash directly from the 2015-1 Issuer, such amount will still be treated as income subject to our requirement to distribute 90% of our net investment income to our stockholders. Therefore, in the event that we fail to receive cash directly from the 2015-1 Issuer, we could be unable to make such distributions in amounts sufficient to maintain our status as a RIC for U.S. federal income tax purposes, or at all.
We may be required to assume liabilities of the 2015-1 Issuer and are indirectly liable for certain representations and warranties in connection with the 2015-1R Refinancing.
Pursuant to the contribution agreement we entered into with the 2015-1 Issuer, we are required to repurchase any loan (or participation interest therein) which was sold to the 2015-1 Issuer in breach of any representation or warranty made by us with respect to such loan on the date such loan was sold. To the extent we fail to satisfy any such repurchase obligation, the trustee of the 2015-1R Refinancing may, on behalf of the 2015-1 Issuer, bring an action against us to enforce these repurchase obligations.

The structure of the 2015-1R Refinancing is intended to prevent, in the event of our bankruptcy, the consolidation of the 2015-1 Issuer with our operations. If the true sale of the assets in the 2015-1R Refinancing were not respected in the event of our insolvency, a trustee or debtor-in-possession might reclaim the assets of the 2015-1 Issuer for our estate. However, in doing so, we would become directly liable for all of the indebtedness then outstanding under the 2015-1R Refinancing, which would equal the full amount of debt of the 2015-1 Issuer reflected on our consolidated balance sheet.
In addition, in connection with 2015-1R Refinancing, the Company has made customary representations, warranties and covenants to the 2015-1 Issuer. We remain liable for any breach of such representations for the life of the 2015-1R Refinancing.
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
We are classified as a non-diversified investment company within the meaning of the Investment Company Act, which means that we are not limited by the Investment Company Act with respect to the proportion of our assets that we may invest in securities of a single issuer, excluding limitations on investments in other investment companies. Although we do not intend to focus our investments in any specific industries, our portfolio may be concentrated in a limited number of portfolio companies and industries. Beyond the asset diversification requirements associated with our qualification as a RIC under Subchapter M of the Code and under the Credit Facility, Senior Notes and 2015-1N Debt, we do not have fixed guidelines for diversification, and while we do not target any specific industries, our investments may be concentrated in relatively few industries. As a result, the aggregate returns we will realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of one or more investments. Additionally, a downturn in any particular industry in which we are invested could also significantly impact our aggregate returns.
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
Although most of our investments are denominated in U.S. dollars, our investments that are denominated in a foreign currency are subject to the risk that the value of a particular currency may change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We have and may in the future employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or that, if we do, such strategies will be effective.
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
In August 2022, Rule 18f-4 under the Investment Company Act, regarding the ability of a BDC (or a registered investment company) to use derivatives and other transactions that create future payment or delivery obligations (except reverse repurchase agreements and similar financing transactions), became effective. Under the rule, BDCs that make significant use of derivatives are required to operate subject to a value-at-risk leverage limit, adopt a derivatives risk management program and appoint a derivatives risk manager, and comply with various testing and board reporting requirements. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined in the rule. Under an exemption in the rule, a BDC may enter into an unfunded commitment agreement that is not a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. We currently operate as a “limited derivatives user” which may limit our ability to use derivatives and/or enter into certain other financial contracts.
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
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on June 6, 2024, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 6, 2025.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the articles supplementary (the “Articles Supplementary”) that established the terms of the Preferred Stock. The conversion price as of December 31, 2024 was $8.87. As a result of the terms of the Preferred Stock, there may be times when Carlyle as the holder of the Preferred Stock has interests that differ from those of the holders of common stock, giving rise to conflict. See Note 10, Net Assets, to the consolidated financial statements in Part II, Item 8 of this Form 10-K for further information about the Preferred Stock.
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
In connection with entry into the Merger Agreement, upon the terms and subject to the conditions contained in the Preferred Stock Exchange Documents (as defined in the Merger Agreement) by and between the Company and the holder of the Preferred Stock, all shares of Preferred Stock issued and outstanding immediately prior to the effective time of the Merger will be exchanged for such number of shares of the Company’s common stock in a transaction exempt from registration under the Securities Act, as is equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value per share (as defined in the Merger Agreement) (the “Preferred Stock Exchange”). Any accrued and unpaid dividends of the Preferred Stock thereon to the date of exchange, whether or not declared, will be paid to the holders of record in cash immediately prior to the Preferred Stock Exchange. See Note 15, Merger with CSL III, to the consolidated financial statements in Part II, Item 8 of this Form 10-K. If the Merger is not completed, then the Preferred Stock Exchange will not be completed, and as such, any risk associated with the Preferred Stock, as presently disclosed, would remain.
Our stockholders may experience dilution upon the conversion of the Preferred Stock.
If we deliver shares of common stock upon a conversion of the Preferred Stock at a time our NAV per share exceeds the conversion price in effect at such time, our stockholders may incur dilution. Our stockholders will also experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Preferred Stock. In addition, any dividends paid on our common stock will also be paid on shares of our common stock issued in connection with a conversion of the Preferred Stock after such issuance. In connection with entry into the Merger Agreement, the holder of the Preferred Stock has agreed to exchange the Preferred Stock for common stock pursuant to the Preferred Stock Exchange.
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
On November 4, 2024, the Company’s Board of Directors authorized the continuation of the Company’s $200 million stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2025, or until the approved dollar amount has been used to repurchase shares of common stock. Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act, and the Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
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
As of February 24, 2025, we had 50,956,965 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, including as a result of the sale of our common stock issued upon conversion of the Preferred Stock, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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

We cannot assure that an active trading market for the 2028 Notes or 2030 Notes will develop or be maintained.
Our 2028 Notes are listed on the Nasdaq Global Select Market and they may trade at a discount to their purchase price depending on prevailing interest rates, the market for similar securities, our credit ratings, our financial condition, performance and prospects, general economic conditions or other relevant factors. Accordingly, we cannot assure you that a liquid trading market will develop and/or be maintained for any of the 2028 Notes, that a holder will be able to sell its 2028 Notes at a particular time or that the price received when a holder sells its 2028 Notes will be favorable. To the extent an active trading market does not develop or is not maintained, the liquidity and trading price for the 2028 Notes may be adversely affected. Accordingly, the holders of 2028 Notes may be required to bear the financial risk of an investment in the 2028 Notes for an indefinite period of time.
Our 2030 Notes are a new issue of debt securities and there currently is no trading market for the 2030 Notes. We have not listed, and do not intend to list in the future, the 2030 Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. If the 2030 Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Certain of the underwriters have advised us that they currently intend to make a market in the 2030 Notes but they are not obligated to do so. The underwriters may discontinue any market-making in the 2030 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed bylaw. Accordingly, we cannot assure you that a liquid trading market will develop or will be maintained for the 2030 Notes, that you will be able to sell your 2030 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the 2030 Notes may be harmed. Accordingly, the holders of 2030 Notes may be required to bear the financial risk of an investment in the 2030 Notes for an indefinite period of time.
The indenture under which the 2028 Notes and 2030 Notes were issued contain limited protection for holders of the 2028 Notes and 2030 Notes, respectively.
The indenture under which the 2028 Notes and 2030 Notes were issued offers limited protection to holders of the 2028 Notes and 2030 Notes, respectively. The terms of the indenture and the 2028 Notes and 2030 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2028 Notes and 2030 Notes. In particular, the terms of the indenture and the 2028 Notes and 2030 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu equal in right of payment to the 2028 Notes or 2030 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2028 Notes or 2030 Notes to the extent of the value of the assets securing such debt, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2028 Notes or 2030 Notes and (4) securities, indebtedness or obligations (including trade payables) issued or incurred by our subsidiaries, financing vehicles or similar facilities that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2028 Notes or 2030 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2028 Notes or 2030 Notes, including our Preferred Stock, any preferred stock we may issue in the future and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain our status as a RIC under Subchapter M of the Code;
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
Furthermore, the terms of the indenture and the 2028 Notes and 2030 Notes do not protect holders of the 2028 Notes or 2030 Notes, respectively, in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2028 Notes or 2030 Notes) and take a number of other actions that are not limited by the terms of the 2028 Notes or 2030 Notes may have important consequences for you as a holder of the 2028 Notes or 2030 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2028 Notes or 2030 Notes or negatively affecting the trading value of the 2028 Notes or 2030 Notes.
Certain of our debt instruments include more protections for their holders than the indenture and the Senior Notes
(as defined in Part II, Item 7 of this Form 10-K “Portfolio and Investment Activity—Portfolio Financing—Unsecured Debt”). In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2028 Notes or 2030 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2028 Notes or 2030 Notes.
The 2028 Notes and 2030 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred and may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our general liabilities, including liabilities of our subsidiaries.
The 2028 Notes and 2030 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2028 Notes and 2030 Notes are effectively subordinated to any secured indebtedness we have outstanding or that we may incur in the future to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2028 Notes and 2030 Notes. In addition, the 2028 Notes and 2030 Notes rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our general liabilities.
The 2028 Notes and 2030 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2028 Notes or 2030 Notes and the 2028 Notes and 2030 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2028 Notes or 2030 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2028 Notes or 2030 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2028 Notes and 2030 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish, including the SPV and the 2015-1 Issuer. Borrowings under the 2015-1N Debt are the obligation of 2015-1 Issuer, a wholly owned subsidiary of ours, and are structurally senior to the 2028 Notes and 2030 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2028 Notes and 2030 Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2028 Notes or 2030 Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the terms of our other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 2028 Notes or 2030 Notes and substantially decrease the market value of the 2028 Notes or 2030 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.
Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2028 Notes or 2030 Notes and our other indebtedness, and to fund other liquidity needs.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2028 Notes and 2030 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or the holders of other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2028 Notes or 2030 Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility and Senior Notes have, and any future credit facilities or other indebtedness will likely have, customary cross-default provisions, if the indebtedness under the Senior Notes, the Credit Facility or any future credit facility or other indebtedness is accelerated, we may be unable to repay or finance the amounts due.
We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2030 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. A Change of Control Repurchase Event means the occurrence of a Change of Control (defined as either the direct or indirect disposition of all or substantially all of the assets of the Company and its controlled subsidiaries, the consummation of any transaction where one person becomes the beneficial owner, directly or indirectly, of more than 50% of the Company’s outstanding voting stock, or the approval of any plan or proposal to liquidate or dissolve the Company) and a Below Investment Grade Rating Event (defined as the downgrade of the 2030 Notes below BBB- by Fitch Ratings Inc. and below Baa3 by Moody’s Investors Service). Upon the occurrence of a Change of Control Repurchase Event, subject to certain conditions, we will be required to offer to repurchase all outstanding 2030 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of 2030 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure the holders of 2030 Notes that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of 2030 Notes tendered. The terms of the Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the Credit Facility at that time and to terminate the Credit Facility.

Any failure to comply with these Change of Control provisions would constitute an event of default under each of the other agreements governing our indebtedness, including the indenture. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the 2030 Notes exercise their right to require us to repurchase all the 2030 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the 2030 Notes or our other debt.

We may choose to redeem the 2028 Notes and 2030 Notes when prevailing interest rates are relatively low.
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
The 2030 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. Refer to the redemption terms of the 2030 Notes described in Note 2, Significant Accounting Policies, and in Note 8, Borrowings, to the consolidated financial statements in Part II, Item 8 of this Form 10-K. We may choose to redeem the 2030 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2030 Notes. In this circumstance, a holder of 2030 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the 2030 Notes being redeemed.
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
Risks Related to the Mergers
Sales of shares of our common stock after the completion of the Mergers may cause the trading price of our common stock to decline.
At the effective time of the Merger (the “Effective Time”), each common share of beneficial interest, $0.001 par value per share, of Carlyle Secured Lending III (“CSL III”, and such shares, the “CSL III Common Shares”), issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company or any of its consolidated subsidiaries (the “Cancelled Shares”)), will be converted into the right to receive a number of shares of our common stock equal to the Exchange Ratio (as defined in Note 15, Merger with CSL III, to the consolidated financial statements in Part II, Item 8 of this Form 10-K), plus any cash (without interest) in lieu of fractional shares. Our stockholders may decide not to hold their shares of our common stock after completion of the Mergers. Such sales of our common stock could have the effect of depressing the trading price for our common stock and may take place promptly following the completion of the Mergers. If this occurs, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
The completion of the Mergers remains subject to the satisfaction of certain customary closing conditions, including among others (1) requisite approval of our stockholders, (2) authorization of the shares of our common stock to be issued as consideration in the Mergers for listing on Nasdaq, (3) continued effectiveness of the registration statement for our common stock to be issued as consideration in the Mergers, (4) the absence of certain legal impediments to the consummation of the Mergers, (5) determinations of closing NAV in accordance with the terms of the Merger Agreement, (6) the Preferred Stock Exchange Documents by and between us and the holder of Preferred Stock remain in full force and effect as of the effective time of the Preferred Stock Exchange in accordance with the Merger Agreement and (7) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the Merger Agreement. Therefore, the Mergers may not be completed or may not be completed as timely as expected.
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
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and third-party risk and vulnerability management;
•Regular security awareness training, including phishing simulations, for Carlyle authorized users;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
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
To our knowledge cybersecurity threats, including as a result of any previous detected or undetected cybersecurity incidents, have not materially affected us, including our business strategy, results of operations, or financial condition, however, we may learn new facts about these detected or undetected incidents and these facts may lead us to change this materiality assessment. The sophistication of cyber threats continues to increase and there can be no assurance that the various procedures and controls we utilize to mitigate these threats will be sufficient to prevent disruptions to our systems. Consequently, given that the magnitude of cybersecurity incidents or threats are difficult to predict, we are unable to determine at this time whether risks from cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For an additional description of cybersecurity risk and potential related impacts on us, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
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

Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Principal Accounting Officer, among certain other senior executives of our Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 22 years of experience in information security and that includes key roles managing cybersecurity risk in both government and the private sector. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISSC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 13, Litigation, to the consolidated financial statements in Part II, Item 8 of this Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (dollar amounts in thousands, except share and per share data)
Common Stock
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CGBD.” Our common stock has historically traded at prices both above and below our NAV per share. It is not possible to predict whether our common stock will trade at, above or below NAV. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to an Investment in Our Securities— Our shares of common stock have traded at a discount to NAV and may do so again, which could limit our ability to raise additional equity capital.”
On February 24, 2025, the last reported closing sales price of our common stock on the Nasdaq Global Select Market was $17.77 per share, which represented a premium of approximately 5.8% to the NAV per share reported by us as of December 31, 2024.
Holders
As of February 24, 2025, there were approximately 17 holders of record of our common stock (including Cede & Co.).
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
Stock Performance Graph
This graph depicts the stockholder return on our common stock from June 14, 2017 (the date our common stock commenced trading on the Nasdaq Global Select Market) to December 31, 2024 relative to that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on June 14, 2017, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$270
$220
$170
$120
$70
$20
6/14/2017
8/31/2017
11/30/2017
2/28/2018
5/31/2018
8/31/2018
11/30/2018
2/28/2019
5/31/2019
8/31/2019
11/30/2019
2/29/2020
5/31/2020
8/31/2020
11/30/2020
2/28/2021
5/31/2021
8/31/2021
11/30/2021
2/28/2022
5/31/2022
8/31/2022
11/30/2022
2/28/2023
5/31/2023
8/31/2023
11/30/2023
2/29/2024
5/31/2024
8/31/2024
11/30/2024
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	$42,263
November 1, 2024 through November 30, 2024	—	—	—	42,263
December 1, 2024 through December 31, 2024	—	—	—	42,263
Total	—		—
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
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 190 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
2024 Highlights
2024 Annual Results
•Net investment income, inclusive of the preferred dividend, was $101.8 million or $2.00 per common share.
•Adjusted for one-time income or expense events, the adjusted net investment income per common share (a non-GAAP financial measure) was $2.02. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares were $95.1 million, or $1.87 per share.
•Net investment income for the year ended December 31, 2024, after adjusting for the acceleration of debt issuance costs related to the reset of the 2015-R Notes, declined slightly from the comparable period in the prior year driven by a decrease in the average outstanding investment balance due to total repayment and sales of our investments in excess of new originations and lower spreads across the loan portfolio.
•The NAV per common share decreased to $16.80 as of December 31, 2024, from $16.99 as of December 31, 2023.
Portfolio and Investment Activity
•As of December 31, 2024, we held 189 investments across 135 portfolio companies and 28 industries for a total fair value of $1.8 billion.
•During the year ended December 31, 2024, we had investment fundings of $509.0 million and investment repayments of $569.3 million.
•As of December 31, 2024, non-accrual investments represented 1.0% and 0.6% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•On August 2, 2024, we entered into the Merger Agreement with Carlyle Secured Lending III. In connection with the Merger Agreement, all shares of Preferred Stock issued and outstanding will be exchanged for shares of our common stock in a private placement transaction at a rate equal to the quotient of (i) the aggregate liquidation preference of the Preferred Stock and (ii) the Closing CGBD Net Asset Value per share. Refer to Note 15, Merger with CSL III, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding the Merger Agreement, the Mergers and the Preferred Stock Exchange.
•On October 18, 2024, we completed a public offering of $300.0 million aggregate principal of 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”). In connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. for a total notional amounts of $300.0 million. Under the interest rate agreement, commencing on the effective date of August 18, 2025, we will receive a fixed interest rate of 6.75% and pay a floating interest rate based on the compounded average daily SOFR plus 3.235%.
•During the year ended December 31, 2024, we issued 111,321 shares for a total consideration of $2.0 million under the dividend reinvestment plan.
•On December 31, 2024, we repaid at par the $190.0 million aggregate principal of 4.50% and 4.75% unsecured notes.
•Total liquidity as of December 31, 2024 was $565.7 million in cash and undrawn debt capacity.
Recent Developments
•On February 10, 2025, we and Cliffwater Corporate Lending Fund (“CCLF”) entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and we contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, we entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became a wholly owned subsidiary of CGBD and in connection therewith the CCLF board members resigned. See Note 6, Middle Market Credit Fund II, LLC, to the consolidated financial statements included in Part II, Item 8 in the Form 10-K.
•On February 18, 2025, we declared common stock dividends of $0.45 per share to be paid on April 17, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended December 31, 2024, we recorded basic earnings per common share of $0.40, declared a dividend of $0.45 per common share and earned $0.47 of net investment income per common share. For the year ended December 31, 2024, we recorded basic earnings per common share of $1.68, declared dividends of $1.87 per common share and earned $2.00 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	For the years ended December 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$85,478	$88,978	$88,780	$92,280
Weighted-average common shares outstanding	50,831,205	56,468,099	50,817,659	56,311,555
Earnings per share	$1.68	$1.58	$1.75	$1.64
For the years ended December 31, 2024 and 2023, we declared dividends per common share of $1.87 and $1.76, respectively. As of December 31, 2024 and 2023, our NAV per share was $16.80 and $16.99, respectively.
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

Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	For the years ended December 31,
	2024	2023
Total investment income	$232,590	$241,626
Total expenses (including excise tax expense)	127,338	131,655
Net investment income	$105,252	$109,971
Preferred stock dividend	3,500	3,500
Net investment income, net of the preferred stock dividend	$101,752	$106,471
Weighted-average common shares outstanding	50,831,205	50,817,659
Net investment income per common share	$2.00	$2.10

Adjusted Net Investment Income and Adjusted Net Income
On a supplemental basis, we are disclosing Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income and Adjusted Net Income Per Common Share each of which is calculated and presented on a basis other than in accordance with GAAP (“non-GAAP”). We use these non-GAAP financial measures internally to analyze and evaluate financial results and performance, and we believe these non-GAAP financial measures are useful to investors as an additional tool to evaluate our ongoing results and trends and to review our performance without giving effect to one-time or non-recurring investment income and expense events, including the effects on incentive fees. The presentation of these non-GAAP measures is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.
We use the non-GAAP financial measures described above internally to analyze and evaluate financial results and performance and to compare our financial results with those of other business development companies that have not had similar one-time or non-recurring events. We believe “Adjusted Net Investment Income”, “Adjusted Net Investment Income Per Common Share”, “Adjusted Net Income” and “Adjusted Net Income Per Common Share” are useful to investors as an additional tool to evaluate our ongoing results and trends without giving effect to one-time or non-recurring events and are used to evaluate our economic earnings.

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	For the years ended
	December 31, 2024	December 31, 2023
Net investment income, net of the preferred stock dividend	$101,752	$106,471
Acceleration of debt issuance costs, net of incentive fee impact (1)	1,011	—
Adjusted Net Investment Income	$102,763	$106,471

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$85,478	$88,780
Acceleration of debt issuance costs, net of incentive fee impact (1)	1,011	—
Adjusted Net Income	$86,489	$88,780

Net Investment Income Per Common Share	$2.00	$2.10
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	—
Adjusted Net Investment Income Per Common Share	$2.02	$2.10

Net Income Per Common Share	$1.68	$1.75
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	—
Adjusted Net Income Per Common Share	$1.70	$1.75

Weighted-average common shares outstanding	50,831,205	50,817,659
(1)On July 2, 2024, Carlyle Direct Lending CLO 2015-1R LLC, a wholly owned and consolidated subsidiary of us, completed the refinancing of its outstanding notes by redeeming the notes in full and issuing new notes and loans. In connection with the refinancing, the debt issuance costs were accelerated in accordance with GAAP. Refer to Note 8, Borrowings, in the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for more information on the refinancing.
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2024:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	144	9	33	3	189
Investments, at amortized cost	$1,342,935	$125,901	$108,279	$271,097	$1,848,212
Investments, at fair value	$1,323,697	$116,467	$116,746	$246,633	$1,803,543
Percentage of total investments at fair value	73.4%	6.4%	6.5%	13.7%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	11.1%	11.3%
Second Lien Debt(1)	13.0%	13.2%
Total Debt and Income Producing Investments(1)(2)	11.7%	12.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 11.6% as of December 31, 2024.
(2)Weighted average yield for total investments includes Credit Fund and Credit Fund II, as well as income producing equity investments.
The geographical composition of investments at fair value as of December 31, 2024 were as follows:

As of
Geography—% of Fair Value	December 31, 2024
Australia	0.1%
Canada	3.3
Italy	0.2
Luxembourg	2.3
Sweden	0.0
United Kingdom	2.7
United States	91.4
Total	100.0%
The industry composition of investments at fair value as of December 31, 2024 were as follows:

As of
Industry—% of Fair Value	December 31, 2024
Aerospace & Defense	3.7%
Auto Aftermarket & Services	2.4
Beverage & Food	1.4
Business Services	5.9
Capital Equipment	4.3
Chemicals, Plastics & Rubber	2.4
Construction & Building	2.6
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.4
Consumer Services	6.5
Containers, Packaging & Glass	2.6
Diversified Financial Services	5.5
Energy: Electricity	0.4
Energy: Oil & Gas	0.7
Environmental Industries	3.6
Healthcare & Pharmaceuticals	12.9
High Tech Industries	8.0

As of
Industry—% of Fair Value	December 31, 2024
Investment Funds	13.7%
Leisure Products & Services	4.5
Media: Advertising, Printing & Publishing	0.9
Media: Diversified & Production	1.8
Retail	1.3
Software	10.5
Sovereign & Public Finance	0.0
Telecommunications	2.2
Transportation: Cargo	0.4
Utilities: Water	0.1
Wholesale	1.1
Total	100.0%
Our investment activity for the years ended December 31, 2024 and 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the years ended December 31,
	2024	2023
Investments:
Total investments, beginning of year	$1,904,895	$2,049,975
New investments purchased	500,998	231,476
Net accretion of discount on investments	11,003	8,435
Net realized gain (loss) on investments	(38,317)	(21,238)
Investments sold or repaid	(530,367)	(363,753)
Total Investments, end of year	$1,848,212	$1,904,895
Principal amount of investments funded:
First Lien Debt	$469,069	$228,704
Second Lien Debt	9,320	6,341
Equity Investments(1)	30,658	7,507
Total	$509,047	$242,552
Principal amount of investments sold or repaid:
First Lien Debt	$(478,876)	$(267,667)
Second Lien Debt	(71,691)	(86,433)
Equity Investments(1)	(18,735)	(14,901)
Total	$(569,302)	$(369,001)
Number of new investment commitments(2)(3)	72	24
Average new investment commitment amount	$7,090	$5,816
(1)Based on cost/proceeds of equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the years ended December 31, 2024 and 2023, 99.0% and 100.0% of new funded debt investments were at floating interest rates, respectively.
See the Consolidated Schedules of Investments as of December 31, 2024 and 2023 to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2024 and 2023.

	December 31, 2024		December 31, 2023
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$380	0.0%	$30,282	2.0%
Internal Risk Rating 2	1,258,072	87.4	1,158,006	77.3
Internal Risk Rating 3	172,840	12.0	273,329	18.2
Internal Risk Rating 4	7,756	0.5	38,061	2.5
Internal Risk Rating 5	1,116	0.1	—	—
Total	$1,440,164	100.0%	$1,499,678	100.0%
As of December 31, 2024 and 2023, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1 and 2.2, respectively. As of December 31, 2024 and 2023, three and four of our debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	185	$1,793,150	99.4%	169	$1,803,820	97.9%
Non-accrual(1)	4	10,393	0.6	4	38,061	2.1
Total	189	$1,803,543	100.0%	173	$1,841,881	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K.
Portfolio Financing
Our primary sources of financing consist of secured debt, unsecured debt, and securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 8, Borrowings, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance, as of December 31,
	2024	2023
Secured Debt
Credit Facility	$213,439	$260,356
Unsecured Debt
2024 Notes	—	190,000
2028 Notes	85,000	85,000
2030 Notes	300,000	—
Securitizations
2015-1R Notes	—	449,200
2015-1N Debt	380,000	—
Total	$978,439	$984,556
Weighted average interest rate	6.65%	6.95%
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
The Credit Facility consisted of the following as of December 31, 2024 and 2023:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
December 31, 2024	$790,000	$213,439	$576,561	$509,121	6.18%
December 31, 2023	$790,000	$260,356	$529,644	$359,675	7.21%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Unsecured Debt
On December 30, 2019, we closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 and on December 11, 2020, we issued an additional $75.0 million aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (together the “2024 Notes”). The interest rates of the 2024 Notes were subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event, subject to certain exceptions, the 2024 Notes ceased to have an investment grade rating. The 2024 Notes were general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us. The 2024 Notes were repaid in full at maturity on December 31, 2024.
On November 20, 2023, we completed a public offering of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”). We may redeem the 2028 Notes in whole or in part at our option on or after December 1, 2025 at a redemption price of 100% of the outstanding principal amount of 2028 Notes to be redeemed plus accrued and unpaid interest thereon. The 2028 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
On October 18, 2024, we completed a public offering of $300.0 million aggregate principal of 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes” and together with the 2024 Notes and 2028 Notes, the “Senior Notes”). We may redeem the 2030 Notes in whole or in part at our option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case accrued and unpaid interest thereon. The 2030 Notes are general unsecured obligations of ours that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by us.
The following table details the carrying value of our 2024 Notes, 2028 Notes, and 2030 Notes as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
2024 Notes	$—	$190,000
2028 Notes	85,000	85,000
2030 Notes	300,000	—
Total principal amount	$385,000	$275,000
Less: unamortized debt issuance costs	(8,572)	(3,434)
Effective interest rate swap hedge	(6,700)	985
Total carrying value	$369,728	$272,551
Weighted average interest rate	6.95%	5.84%
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
In October 2024, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. (“JP Morgan”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 18, 2030. Under the interest rate agreement, commencing on the effective date of August 18, 2025, the Company receives a fixed interest rate of 6.75% and pays a floating interest rate based on the compounded average daily SOFR plus 3.235%. The Company designated this interest rate swap as a hedging instrument to the 2030 Notes.
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

On June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment (LIBOR prior to the amendment). The 2015-1R Notes reinvestment period ended October 15, 2023 and had a maturity date of October 15, 2031. In connection with the initial financing, we made customary representations, warranties and covenants to the 2015-1 Issuer.
On July 2, 2024, the Company and the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”), which resulted in the issuance of a $410.0 million collateralized loan obligation (“the “2015-1N Debt”). On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interests held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively.
Following the 2015-1R Refinancing, the Company retained the 2015-1 Issuer Preferred Interests. The 2015-1N Debt in the 2015-1R Refinancing was issued by the 2015-1 Issuer and is secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. As of the closing date, the Company retained the $30 million Class C-R Notes. The following table summarizes the terms of the 2015-1N Debt tranches and their principal amount:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Total Principal Amount Outstanding				$380,000
Less: unamortized debt issuance costs				(2,218)
Total Carrying Value				$377,782
Weighted average interest rate				6.59%
(1)Excludes $30 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
The following table summarizes the terms and principal amount of the 2015-1R Notes:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	25,000
Class A-2-R		SOFR	2.20%	66,000
Class B	Single A	SOFR	3.15%	46,400
Class C	BBB-	SOFR	4.00%	27,000
Total Principal Amount				$449,200
Less: unamortized debt issuance costs				(1,924)
Total Carrying Value				$447,276
Weighted average interest rate				7.49%
(1)Floating rate tranches bear interest at three-month SOFR plus a Term SOFR adjustment.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of December 31, 2024, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $1,699.
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
Since inception of Credit Fund and through December 31, 2024, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, we and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. The cost and fair value of our investment in Credit Fund was $193,001 and $182,636, respectively, as of December 31, 2024 and $193,001 and $181,960, respectively, as of December 31, 2023.
Our portion of the dividends declared by Credit Fund was $22,000 and $22,000 for the years ended December 31, 2024 and 2023, respectively. As of both December 31, 2024 and 2023, our annualized dividend yield from Credit Fund was 11.4%.

Below is a summary of Credit Fund’s portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Senior secured loans(1)	$547,672	$803,541
Weighted average yields of senior secured loans based on amortized cost(2)	10.3%	11.2%
Weighted average yields of senior secured loans based on fair value(2)	10.5%	11.6%
Number of portfolio companies in Credit Fund	33	38
Average amount per portfolio company(1)	$16,596	$21,146
Number of loans on non-accrual status	2	3
Fair value of loans on non-accrual status	$4,787	$13,263
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$39,712	$36,481
Percentage of portfolio with PIK provisions(4)	7.5%	4.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024 and 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
Middle Market Credit Fund II, LLC (“Credit Fund II”)
On November 3, 2020, we and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund II is managed by a four-member board, on which we and CCLF have equal representation. As of December 31, 2024, we and CCLF had 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of our respective membership interests, we and CCLF each indirectly bear an allocable share of all expenses and other obligations of Credit Fund II.
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
On February 10, 2025, we and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and we contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, we entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became a wholly owned subsidiary of CGBD and in connection therewith the CCLF board members resigned.
Since inception of Credit Fund II and through December 31, 2024, we and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II. The cost and fair value of our investment in Credit Fund II was $78,096 and $63,997, respectively, as of December 31, 2024 and $78,096 and $67,419, respectively, as of December 31, 2023. Our portion of the dividends declared by Credit Fund II was $12,906 and $11,105 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, our annualized dividend yield from Credit Fund II was 20.9% and 14.2%, respectively.

Below is a summary of Credit Fund II’s portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Senior secured loans(1)	$198,678	$255,486
Weighted average yields of senior secured loans based on amortized cost(2)	10.6%	12.0%
Weighted average yields of senior secured loans based on fair value(2)	10.8%	12.2%
Number of portfolio companies in Credit Fund II	29	36
Average amount per portfolio company(1)	$6,851	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$424	$—
Percentage of portfolio at floating interest rates(3)(4)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(4)	—%	2.1%
Fair value of loans with PIK provisions	$24,344	$20,117
Percentage of portfolio with PIK provisions(4)	12.7%	8.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2024 and 2023. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the years ended December 31, 2024 and 2023
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2024 and 2023. For information regarding results of operations for the year ended December 31, 2022, see the Company’s Form 10-K for the fiscal year ended December 31, 2022.

	Years ended December 31,		2024 vs 2023
	2024	2023	$
Investment income:
Interest income	$171,581	$183,028	$(11,447)
PIK income	21,425	20,491	934
Dividend income	34,905	33,104	1,801
Other income	4,679	5,003	(324)
Total investment income	232,590	241,626	(9,036)
Expenses:
Base management fees	26,908	28,515	(1,607)
Incentive fees	21,647	22,622	(975)
Professional fees	3,048	2,688	360
Administrative service fees	1,589	1,280	309
Interest expense and credit facility fees	68,485	71,711	(3,226)
Directors’ fees and expenses	601	444	157
Other general and administrative	2,321	1,960	361
Excise tax expense	2,739	2,435	304
Total expenses	127,338	131,655	(4,317)
Net investment income (loss)	105,252	109,971	(4,719)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(38,317)	(21,238)	(17,079)
Net realized currency gain (loss) on non-investment assets and liabilities	(1,436)	385	(1,821)
Net change in unrealized appreciation (depreciation) on investments	18,345	7,084	11,261
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	3,437	(3,922)	7,359
Net change in unrealized gains (losses) on forward currency contracts	1,697	—	1,697
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(16,274)	(17,691)	1,417
Net increase (decrease) in net assets resulting from operations	$88,978	$92,280	$(3,302)
Investment Income
The decrease in investment income for the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by a decrease in the average outstanding investment balance due to total repayments and sales of our investments in excess of new originations and lower spreads across the loan portfolio. The size of the portfolio at amortized cost was $1,848,212, $1,904,895, and $2,049,975 as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively. As of December 31, 2024, the weighted average yield of our total debt and income producing assets decreased to 11.7% from 12.7% as of December 31, 2023, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and 2023, four and four of our income producing investments, respectively, were on non-accrual status. Non-accrual investments had a fair value of $10,393 and $38,061, respectively, which represented approximately 0.6% and 2.1% of total investments at fair value, respectively, as of December 31, 2024 and 2023. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and 2023.

The increase in dividend income for the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by an increase in dividends declared by Credit Fund II for the quarter ended December 31, 2024 to distribute previously retained net investment income.
The decrease in other income for the year ended December 31, 2024 from the comparable period in 2023 was primarily driven by lower prepayment fees partially offset by higher amendment fees.
Expenses
The decrease in interest expense and credit facility fees for the year ended December 31, 2024 compared to the comparable period in 2023 was primarily driven by the lower average principal balance of borrowings outstanding, partially offset by the acceleration of debt issuance costs as a result of the refinancing of the 2015-1R Notes.
The decrease in base management fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by lower average gross assets during the year.
The decrease in incentive fees for the year ended December 31, 2024 from the comparable period in 2023 was driven by lower pre-incentive fee net investment income.
For the years ended December 31, 2024 and 2023, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2024 and 2023, respectively. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation) on Investments
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
	2024	2023
Realized gain on investments	$22,474	$1,843
Number of investments with realized gains	20	14
Realized losses on investments	$(60,791)	$(23,081)
Number of investments with realized losses	17	15
Change in unrealized appreciation on investments	$69,673	$72,261
Number of investments with unrealized appreciation	105	126
Change in unrealized depreciation on investments	$(51,328)	$(65,177)
Number of investments with unrealized depreciation	111	68
Net realized gain (loss) on investments during the year ended December 31, 2024 was primary driven by realized losses after the write-off of our investment in American Physician Partners, the sale of our investment in Emergency Communications Network, LLC, and the restructure of our investment in Jeg’s Automotive, LLC, partially offset by realized gains from the recapitalization of our investment in Dermatology Associates and the sale of our equity investment in Legacy.com. Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) for the year ended December 31, 2024 was mainly driven by the reversal of prior period unrealized depreciation related to American Physician Partners, partially offset by the reversal of prior period unrealized appreciation related to Dermatology Associates, and unrealized depreciation related to Aimbridge Acquisition Co., Inc.

Consolidated Results of Operations
For the three months ended December 31, 2024 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending December 31, 2024 and September 30, 2024, respectively:

	Three months ended		Change
	December 31, 2024	September 30, 2024	$
Investment income:
Interest income	$40,573	$41,617	$(1,044)
PIK income	5,124	5,033	91
Dividend income	9,572	8,276	1,296
Other income	1,085	1,039	46
Total investment income	56,354	55,965	389
Expenses:
Base management fees	6,753	6,590	163
Incentive fees	5,155	5,101	54
Professional fees	848	727	121
Administrative service fees	439	337	102
Interest expense and credit facility fees	17,124	16,882	242
Directors’ fees and expenses	144	147	(3)
Other general and administrative	663	547	116
Excise tax expense	182	750	(568)
Total expenses	31,308	31,081	227
Net investment income (loss)	25,046	24,884	162
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(11,852)	(11,477)	(375)
Net realized currency gain (loss) on non-investment assets and liabilities	(1,526)	(593)	(933)
Net change in unrealized appreciation (depreciation) on investments	3,415	9,085	(5,670)
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	4,577	(2,288)	6,865
Net change in unrealized gains (losses) on forward currency contracts	1,697	—	1,697
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(3,689)	(5,273)	1,584
Net increase (decrease) in net assets resulting from operations	$21,357	$19,611	$1,746
Investment Income
The increase in investment income for the three months ended December 31, 2024, as compared to the three months ended September 30, 2024, was primarily driven by an increase in dividends declared by Credit Fund II and an increase in the average outstanding investment balance, partially offset by lower benchmark rates and lower spreads across the loan portfolio. As of December 31, 2024, the size of our portfolio increased to $1,848,212 from $1,757,621 as of September 30, 2024, at amortized cost. As of December 31, 2024 and September 30, 2024, the weighted average yield of our total debt and income producing investments was 11.7% and 11.9%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and September 30, 2024, four and two of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $10,393 and $10,472, which represented approximately 0.6% and 0.6% of total investments at fair value as of December 31, 2024 and

September 30, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and September 30, 2024.
The increase in other income for the three months ended December 31, 2024 as compared to the three months ended September 30, 2024 was primarily driven by an increase in amendment fees, partially offset by a decrease in prepayment fees.
Expenses
The increase in interest expense and credit facility fees was primarily driven by the issuance of the 2030 Notes during the three months ended December 31, 2024.
The increase in base management fees was driven by higher average gross assets as a result of net purchases of new investments for the three months ended December 31, 2024 compared to the three months ended September 30, 2024.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended December 31, 2024 compared to the three months ended September 30, 2024.
For the three months ended December 31, 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended December 31, 2024 and September 30, 2024 were as follows:

	Three Months Ended
	December 31, 2024	September 30, 2024
Realized gains on investments	$349	$2,144
Number of investments with realized gains	3	2
Realized losses on investments	$(12,201)	$(13,621)
Number of investments with realized losses	9	3
Change in unrealized appreciation on investments	$27,087	$24,398
Number of investments with unrealized appreciation	83	80
Change in unrealized depreciation on investments	$(23,672)	$(15,313)
Number of investments with unrealized depreciation	90	93
During the three months ended December 31, 2024, we recognized a realized loss after the restructure of our investment in Jeg’s Automotive, LLC. During the three months ended September 30, 2024, we recognized a realized loss after the sale of our investments in Emergency Communications Network, LLC and Stonegate Pub Company Bidco Limited partially offset by a realized gain from the sale of our equity investment in Chartis Holding, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) is also driven by the reversal of prior period unrealized depreciation related to Jeg’s Automotive, LLC., an increase in fair value of investments in SPF Borrower, LLC and an increase in value of our investment in the Credit Fund, partially offset by a decrease in value of our investment in Aimbridge Acquisition Co., Inc. and our investment in Credit Fund II.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of December 31, 2024, we had $978,439 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1N Debt, the 2028 Notes and the 2030 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2024, we had $565,696 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 8, Borrowings, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing.
On May 5, 2020, the Company issued and sold 2,000,000 shares of Preferred Stock to an affiliate of
Carlyle in a private placement. Our Preferred Stock has a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends on our Preferred Stock are payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at our option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock.
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”). The conversion price as of December 31, 2024 was $8.87. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary). In connection with entry into the Merger Agreement, the Carlyle affiliate has agreed to exchange the Preferred Stock for common stock pursuant to the Preferred Stock Exchange. Refer to Note 15, Merger with CSL III, to the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for additional information regarding the Merger Agreement, the Mergers and the Preferred Stock Exchange.
The following table presents our certain capitalization ratios:

	December 31, 2024	December 31, 2023
Net Financial Leverage(1)	1.01x	1.03x
Statutory Debt to Equity(2)	1.20x	1.20x
(1)Reflects cumulative convertible preferred securities as equity, net of excess cash held at period end, which was $61.5 million and $38.5 million as of December 31, 2024 and December 31, 2023, respectively.
(2)Reflects cumulative convertible preferred securities as debt. These securities are considered "senior securities" for the purposes of calculating asset coverage pursuant to the Investment Company Act.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	December 31, 2024	December 31, 2023
Cash, cash equivalents and restricted cash	$56,575	$60,447
Available borrowings under Credit Facility	509,121	359,675
Total Liquidity	$565,696	$420,122

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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the consolidated financial statements as of December 31, 2024 and December 31, 2023, included in Part II, Item 8 of this Form 10-K for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2024 and December 31, 2023:

	Par/Principal Amount as of December 31,
	2024	2023
Unfunded delayed draw commitments	$105,485	$68,017
Unfunded revolving commitments	73,762	66,392
Total unfunded commitments	$179,247	$134,409
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2024 and December 31, 2023, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

	For the years ended December 31,
	2024	2023
Cash flows provided by (used in) operating activities	$104,265	$230,609
Cash flows provided by (used in) financing activities	(108,137)	(200,668)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,872)	$29,941
During the year ended December 31, 2024, we paid $454,315 related to cost of investments purchased and received $482,647 in proceeds from sales and repayments on our investments. During the year ended December 31, 2024, we had net repayments of $44,958 on the Credit Facility, repaid $449,200 of principal on the 2015-1R Notes, completed the 2015-1R Refinancing of $380,000, repaid $190,000 of principal on the 2024 Notes, and completed a public offering of $300,000 aggregate principal on the 2030 Notes.

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
As of December 31, 2024 and 2023, the Company had total senior securities of $1,028,439 and $1,034,556, respectively, consisting of secured borrowings under the Credit Facility, the Senior Notes, the Securitizations, and the Preferred Stock, and had asset coverage ratios of 183.2% and 183.4%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K ”Risk Factors”. For the purposes of the asset coverage ratio, the Preferred Stock is classified as a senior security.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2024 and 2023.
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

Interest Rate Risk
As of December 31, 2024, on a fair value basis, approximately 99.6% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes and 2030 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2024 and 2023, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2024 and 2023 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of December 31, 2024 and 2023, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2024 and 2023, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2024			As of December 31, 2023
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$43,916	$(20,353)	$23,563	$44,769	$(23,087)	$21,682
Up 200 basis points	$29,277	$(13,569)	$15,708	$29,846	$(15,391)	$14,455
Up 100 basis points	$14,639	$(6,784)	$7,855	$14,923	$(7,696)	$7,227
Down 100 basis points	$(14,639)	$6,784	$(7,855)	$(14,923)	$7,696	$(7,227)
Down 200 basis points	$(29,261)	$13,569	$(15,692)	$(29,846)	$15,391	$(14,455)
Down 300 basis points	$(43,622)	$20,331	$(23,291)	$(44,740)	$23,087	$(21,653)

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures.

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
At December 31, 2024, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $1.740 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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

Tysons, Virginia
February 25, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Carlyle Secured Lending, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carlyle Secured Lending, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 25, 2025

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $1,510,256 and $1,586,761, respectively)	$1,485,049	$1,539,120
Investments—non-controlled/affiliated, at fair value (amortized cost of $66,859 and $47,037, respectively)	71,861	53,382
Investments—controlled/affiliated, at fair value (amortized cost of $271,097 and $271,097, respectively)	246,633	249,379
Total investments, at fair value (amortized cost of $1,848,212 and $1,904,895, respectively)	1,803,543	1,841,881
Cash, cash equivalents and restricted cash	56,575	60,447
Receivable for investments sold	25,407	36
Interest and dividend receivable	32,436	33,725
Derivative assets, at fair value (Note 7)	1,863	985
Prepaid expenses and other assets	6,169	5,504
Total assets	$1,925,993	$1,942,578
LIABILITIES
Debt and secured borrowings (Note 8)	$960,949	$980,183
Payable for investments purchased	1,353	—
Interest and credit facility fees payable (Note 8)	10,853	8,591
Dividend payable (Note 10)	22,908	22,321
Base management and incentive fees payable (Note 4)	11,908	13,067
Administrative service fees payable (Note 4)	885	2,991
Derivative liabilities, at fair value (Note 7)	6,875	—
Other accrued expenses and liabilities	5,058	2,613
Total liabilities	1,020,789	1,029,766
Commitments and contingencies (Notes 9 and 13)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 2,000,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023	50,000	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 50,906,262 and 50,794,941 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	509	508
Paid-in capital in excess of par value	1,014,308	1,015,681
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(157,980)	(151,744)
Total net assets	$905,204	$912,812
NET ASSETS PER COMMON SHARE	$16.80	$16.99
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	For the years ended December 31,
	2024	2023	2022
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$164,221	$177,315	$138,598
PIK income	20,733	19,819	16,258
Other income	4,671	4,995	7,302
Total investment income from non-controlled/non-affiliated investments	189,625	202,129	162,158
From non-controlled/affiliated investments:
Interest income	7,360	5,713	3,287
PIK income	692	672	6,809
Other income	8	8	9
Total investment income from non-controlled/affiliated investments	8,060	6,393	10,105
From controlled/affiliated investments:
Interest income	—	—	3,873
Dividend income	34,905	33,104	30,848
Other income	—	—	272
Total investment income from controlled/affiliated investments	34,905	33,104	34,993
Total investment income	232,590	241,626	207,256
Expenses:
Base management fees (Note 4)	26,908	28,515	28,803
Incentive fees (Note 4)	21,647	22,622	21,414
Professional fees	3,048	2,688	3,059
Administrative service fees (Note 4)	1,589	1,280	1,636
Interest expense and credit facility fees (Note 8)	68,485	71,711	43,961
Directors’ fees and expenses	601	444	640
Other general and administrative	2,321	1,960	1,872
Total expenses	124,599	129,220	101,385
Net investment income (loss) before taxes	107,991	112,406	105,871
Excise tax expense	2,739	2,435	1,829
Net investment income (loss)	105,252	109,971	104,042
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(42,330)	(21,426)	(1,050)
Non-controlled/affiliated investments	4,013	—	—
Controlled/affiliated investments	—	188	2,015
Net realized currency gain (loss) on non-investment assets and liabilities	(1,436)	385	(442)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	22,434	15,123	(39,431)
Non-controlled/affiliated investments	(1,343)	5,604	8,918
Controlled/affiliated investments	(2,746)	(13,643)	4,916
Net change in unrealized currency gains (losses) on non-investment assets and liabilities	3,437	(3,922)	6,669
Net change in unrealized gains (losses) on forward currency contracts	1,697	—	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(16,274)	(17,691)	(18,405)
Net increase (decrease) in net assets resulting from operations	88,978	92,280	85,637
Preferred stock dividend	3,500	3,500	3,500
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$85,478	$88,780	$82,137

	For the years ended December 31,
	2024	2023	2022
Basic and diluted earnings per common share (Note 10)
Basic	$1.68	$1.75	$1.58
Diluted	$1.58	$1.64	$1.49
Weighted-average shares of common stock outstanding (Note 10)
Basic	50,831,205	50,817,659	52,112,420
Diluted	56,468,099	56,311,555	57,482,099
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$105,252	$109,971	$104,042
Net realized gain (loss) on investments and non-investment assets and liabilities	(39,753)	(20,853)	523
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	23,479	3,162	(18,928)
Net increase (decrease) in net assets resulting from operations	88,978	92,280	85,637
Capital transactions:
Reinvestment of dividends	2,003	—	—
Repurchase of common stock	—	(3,993)	(28,457)
Dividends declared on preferred and common stock (Note 10)	(98,589)	(92,898)	(88,561)
Net increase (decrease) in net assets resulting from capital transactions	(96,586)	(96,891)	(117,018)
Net increase (decrease) in net assets	(7,608)	(4,611)	(31,381)
Net assets at beginning of year	912,812	917,423	948,804
Net assets at end of year	$905,204	$912,812	$917,423
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$88,978	$92,280	$85,637
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	3,486	1,290	1,378
Net accretion of discount on investments	(11,003)	(8,435)	(9,990)
Paid-in-kind interest	(22,939)	(20,902)	(26,019)
Net realized (gain) loss on investments	38,317	21,238	(965)
Net realized currency (gain) loss on non-investment assets and liabilities	1,436	(385)	442
Net change in unrealized (appreciation) depreciation on investments	(18,345)	(7,084)	25,597
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(3,437)	3,922	(6,669)
Net change in unrealized gain (loss) on derivative instruments	(9,382)	985	—
Cost of investments purchased and change in payable for investments purchased	(454,315)	(207,198)	(635,278)
Proceeds from sales and repayments of investments and change in receivable for investments sold	482,647	361,576	578,321
Changes in operating assets:
Interest and dividend receivable	1,289	(9,702)	(3,879)
Prepaid expenses and other assets	(784)	111	(916)
Changes in operating liabilities:
Interest and credit facility fees payable	2,262	1,842	4,282
Base management and incentive fees payable	(1,159)	386	862
Administrative service fees payable	(2,106)	1,280	1,229
Other accrued expenses and liabilities	9,320	(595)	480
Net cash provided by (used in) operating activities	104,265	230,609	14,512
Cash flows from financing activities:
Repurchase of common stock	—	(3,993)	(28,457)
Borrowings on Credit Facility	490,567	166,792	372,246
Repayments of Credit Facility	(535,525)	(350,408)	(332,758)
Repayments of 2015-1R Notes	(449,200)	—	—
Repayments of 2024 Notes	(190,000)	—	—
Proceeds from issuance of 2015-1N Debt	380,000	—	—
Proceeds from issuance of Senior Notes	300,000	85,000	—
Debt issuance costs paid	(7,980)	(5,036)	(1,291)
Dividends paid in cash	(95,999)	(93,023)	(86,820)
Net cash provided by (used in) financing activities	(108,137)	(200,668)	(77,080)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,872)	29,941	(62,568)
Cash, cash equivalents and restricted cash, beginning of year	60,447	30,506	93,074
Cash, cash equivalents and restricted cash, end of year	$56,575	$60,447	$30,506
Supplemental disclosures:
Interest and credit facility fees paid during the year	$63,627	$68,357	$38,483
Taxes, including excise tax, paid during the year	$2,432	$1,839	$774
Dividends declared on preferred and common stock during the year	$98,589	$92,898	$88,561
Dividends reinvested during the year	$2,003	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (70.8% of fair value)
Accession Risk Management Group, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2019	11/1/2029	$10,063	$9,997	$10,165	1.12%
ADPD Holdings, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.79%	8/16/2022	8/15/2028	11,555	11,245	10,398	1.15
Advanced Web Technologies Holding Company	^*	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.56%	12/17/2020	12/17/2027	15,037	14,860	15,029	1.66
AI Grace AUS Bidco Pty LTD (Australia)	*	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.62%	12/5/2023	12/5/2029	2,286	2,226	2,286	0.25
Allied Benefit Systems Intermediate LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2023	10/31/2030	1,572	1,552	1,588	0.18
Alpine Acquisition Corp II	^	(2)(3)(11)(15)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	4/19/2022	11/30/2029	8,861	8,738	6,726	0.74
AmpersCap LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	9.54%	12/17/2024	12/17/2032	742	697	653	0.07
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.78%	1/31/2023	1/31/2028	23,910	23,431	23,735	2.62
Applied Technical Services, LLC	*	(2)(3)(11)	Business Services	SOFR	6.00%	10.37%	9/18/2023	12/29/2026	474	468	470	0.05
Applied Technical Services, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.12%	12/29/2020	12/29/2026	1,272	1,249	1,247	0.14
Appriss Health, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.70%	5/6/2021	5/6/2027	36,093	35,716	35,836	3.96
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	235	232	237	0.03
Artifact Bidco, Inc.	^	(2)(3)(15)	Software	SOFR	4.50%	8.83%	7/26/2024	7/26/2031	704	695	697	0.08
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.17%	9/30/2021	9/30/2028	3,779	3,726	3,773	0.42
Associations, Inc.	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.05%	5/3/2024	7/2/2028	13,648	13,635	13,784	1.52
Athlete Buyer, LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	10.08%	3/29/2024	4/26/2029	7,597	7,381	7,399	0.82
Atlas US Finco, Inc.	^*	(2)(3)(7)(15)	High Tech Industries	SOFR	5.00%	9.63%	12/15/2022	12/12/2029	2,883	2,810	2,887	0.32
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.63%	12/18/2023	12/10/2029	1,335	1,312	1,337	0.15
Auditboard, Inc.	^	(2)(3)(15)	Software	SOFR	4.75%	9.07%	7/12/2024	7/12/2031	6,000	5,905	5,941	0.66
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.33%	12/24/2019	12/24/2026	33,650	33,376	32,580	3.60
Avalara, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	6.25%	10.58%	10/19/2022	10/19/2028	23,853	23,418	23,853	2.64
Azurite Intermediate Holdings, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	10.86%	3/19/2024	3/19/2031	3,577	3,524	3,654	0.40
Barnes & Noble, Inc.	^*	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.17%	8/7/2019	12/20/2026	20,133	19,814	20,000	2.21
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.73%	5/31/2023	5/31/2026	4,906	4,906	4,906	0.54
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.73%	5/31/2023	5/31/2026	13,869	13,869	13,869	1.53
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.29%	5/31/2023	5/31/2026	—	—	—	—
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(15)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	—	(38)	(38)	(0.00)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	11.21%	6/4/2024	6/4/2031	€4,955	$5,238	$4,991	0.55%
Big Bus Tours Group Limited (United Kingdom)	*	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.75%	6/4/2024	6/4/2031	8,012	7,784	7,792	0.86
Bingo Group Buyer, Inc.	^*	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.33%	7/10/2024	7/10/2031	3,446	3,389	3,496	0.39
Birsa S.p.A. (Italy)	^	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.58%	7/2/2024	6/30/2031	€3,172	3,190	3,094	0.34
BlueCat Networks, Inc. (Canada)	^*	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.40%	8/8/2022	8/8/2028	7,368	7,268	7,250	0.80
BMS Holdings III Corp.	*	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.83%	9/30/2019	9/30/2026	4,735	4,699	4,570	0.50
Bradyifs Holdings, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.00%	9.52%	10/31/2023	10/31/2029	8,996	8,839	9,026	1.00
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.53%	11/3/2022	11/3/2029	4,568	4,481	4,527	0.50
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	8.96%	8/30/2018	8/30/2025	380	380	380	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.86%	7/18/2023	7/14/2028	14,513	14,232	14,712	1.63
Comar Holding Company, LLC	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	30,732	30,705	27,794	3.07
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.10%	7/30/2023	7/30/2028	1,774	1,750	1,791	0.20
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(15)	High Tech Industries	SOFR	6.00%	10.54%	5/22/2024	5/22/2029	15,173	14,773	14,724	1.63
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	4.75%	9.34%	7/2/2019	7/2/2026	12,748	12,680	12,717	1.40
Coupa Holdings, LLC	^*	(2)(3)(15)	Software	SOFR	5.50%	10.09%	2/27/2023	2/28/2030	8,595	8,397	8,728	0.96
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.36%	11/1/2022	11/1/2028	4,885	4,772	4,890	0.54
Dance Midco S.a.r.l. (United Kingdom)	^	(2)(15)	Media: Diversified & Production	EURIBOR	5.50%	8.54%	10/25/2024	10/25/2031	€3,456	3,632	3,509	0.39
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.73%	3/11/2021	4/3/2028	14,147	14,048	13,573	1.50
Denali Midco 2, LLC	^*	(2)(3)	Consumer Services	SOFR	5.25%	9.61%	9/15/2022	12/22/2028	8,423	8,265	8,359	0.92
Diligent Corporation	*	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	642	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2021	7/21/2029	13,098	12,914	13,098	1.45
Eliassen Group, LLC	^*	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2022	4/14/2028	2,184	2,163	2,148	0.24
Ellkay, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	14,032	13,883	12,278	1.36
Essential Services Holding Corporation	^	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.65%	6/17/2024	6/17/2031	758	749	756	0.08
Excel Fitness Holdings, Inc.	^	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	9.83%	5/13/2024	4/29/2029	346	324	346	0.04
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.58%	4/29/2022	4/29/2029	6,141	6,046	6,095	0.67
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.11%	8/12/2022	8/12/2029	€1,792	1,871	1,843	0.20
Excelitas Technologies Corp.	^*	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.61%	8/12/2022	8/12/2029	3,328	3,292	3,305	0.37

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.10%	8/5/2022	3/5/2027	$387	$383	$250	0.03%
Galileo Parent, Inc.	^	(2)(3)(15)	Telecommunications	SOFR	5.75%	10.08%	11/26/2024	5/3/2030	24,558	24,558	24,558	2.71
Generator US Buyer, Inc.	^	(2)(3)	Energy: Electricity	SOFR	5.25%	9.58%	10/1/2024	7/22/2030	1,530	1,504	1,512	0.17
Greenhouse Software, Inc.	^*	(2)(3)(15)	Software	SOFR	6.25%	10.58%	3/1/2021	9/1/2028	32,796	32,276	33,003	3.65
GS AcquisitionCo, Inc.	^*	(2)(3)(15)	Software	SOFR	5.25%	9.58%	3/26/2024	5/25/2028	1,095	1,093	1,102	0.12
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.11%	9/30/2022	12/16/2030	80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.08%	2/28/2022	2/28/2029	£21,641	28,313	27,363	3.02
Heartland Home Services, Inc.	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.33%	12/15/2020	12/15/2026	7,205	7,172	6,855	0.76
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.08%	2/10/2022	12/15/2026	10,119	10,074	9,615	1.06
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	5.50%	9.83%	12/14/2020	12/14/2026	17,895	17,682	17,895	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.52%	11/15/2021	11/15/2028	9,709	9,563	9,709	1.07
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.76%	6/2/2022	6/2/2029	247	233	255	0.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	313	308	313	0.03
Icefall Parent, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	10.86%	1/26/2024	1/26/2030	7,811	7,660	7,803	0.86
iCIMS, Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	27,962	27,662	27,420	3.03
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	—	—	(82)	(0.01)
IG Investments Holdings, LLC	^	(2)(3)(15)	Business Services	SOFR	5.00%	9.57%	11/1/2024	9/22/2028	2,777	2,777	2,777	0.31
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.91%	5/28/2021	5/28/2027	€8,481	10,139	8,785	0.97
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	9.76%	5/2/2022	5/2/2029	7,026	6,977	7,026	0.78
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.63%	7/25/2023	7/31/2026	4,404	4,404	4,260	0.47
Jeg's Automotive, LLC	^	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	7,303	7,305	7,303	0.81
Kaseya, Inc.	^*	(2)(3)(15)	High Tech Industries	SOFR	5.50%	10.08%	6/23/2022	6/23/2029	36,846	36,303	36,846	4.07
Lifelong Learner Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	7.75%	12.44%	10/18/2019	10/18/2025	4,117	4,093	3,770	0.42
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2021	6/10/2027	19,960	19,757	19,960	2.21
Material Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2021	8/19/2027	7,258	7,258	7,258	0.80
Material Holdings, LLC	^	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	1,746	677	453	0.05
Maverick Acquisition, Inc.	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2021	6/1/2027	34,991	34,664	25,459	2.81
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2021	12/23/2027	20,586	20,350	20,261	2.24
NEFCO Holding Company LLC	^*	(2)(3)(15)	Construction & Building	SOFR	5.75%	10.31%	8/5/2022	8/5/2028	15,638	15,345	15,584	1.72

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.00%	9.36%	9/6/2017	9/6/2028	$37,714	$37,696	$37,682	4.16%
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	10.90%	5/17/2022	5/17/2028	16,182	15,967	16,182	1.79
North Haven Fairway Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.66%	6/26/2024	5/17/2028	3,479	3,313	3,390	0.37
Oak Purchaser, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	7,475	7,426	7,353	0.81
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.11
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€1,515	1,629	1,560	0.17
Optimizely North America Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	4,485	4,434	4,454	0.49
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£606	778	755	0.08
Oranje Holdco, Inc.	^*	(2)(3)(15)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	8,052	7,883	8,116	0.90
Oranje Holdco, Inc.	*	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	3,374	3,312	3,343	0.37
Orthrus Limited (United Kingdom)	^	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€602	627	614	0.07
Orthrus Limited (United Kingdom)	^	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	1,589	1,566	1,565	0.17
Orthrus Limited (United Kingdom)	^	(2)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£674	840	825	0.09
PAM Bidco Limited (United Kingdom)	^	(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	23	29	28	—
PAM Bidco Limited (United Kingdom)	^	(2)(15)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£1,894	2,390	2,302	0.25
Park County Holdings, LLC	^*	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	3.16
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	514	509	514	0.06
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,381	6,444	0.71
Pestco Intermediate, LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	5,025	4,915	5,079	0.56
Pestco Intermediate, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,916	1,872	1,880	0.21
PF Atlantic Holdco 2, LLC	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	11,459	11,312	11,459	1.27
PPV Intermediate Holdings, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,777	6,389	0.71
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(10)	(8)	0.00
Prophix Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	17,194	17,046	17,125	1.89
Pushpay USA Inc.	*	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2024	8/16/2031	1,000	990	1,000	0.11
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,500	9,364	9,497	1.05
QBS Parent, Inc.	^	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	—	(5)	(5)	—
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	6,109	5,972	6,134	0.68
Quantic Electronics, LLC	^	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.65

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Quantic Electronics, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027		$9,625	$9,544	$9,625	1.06%
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029		11,059	10,772	10,951	1.21
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028		15,000	14,714	15,450	1.71
Rialto Management Group, LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030		13,084	12,950	12,948	1.43
Rotation Buyer, LLC	^	(2)(3)(15)	Capital Equipment	SOFR	4.75%	9.08%	12/27/2024	12/27/2031		9,041	8,920	8,919	0.98
SCP Eye Care HoldCo, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.90%	10/7/2022	10/7/2029		157	154	157	0.02
Seahawk Bidco, LLC	^	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.10%	12/19/2024	12/19/2031		12,441	12,310	12,310	1.36
Smarsh Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.08%	2/18/2022	2/18/2029		7,509	7,396	7,509	0.83
SPay, Inc.	^	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	13.84%	6/15/2018	6/15/2026		29,238	29,195	25,109	2.77
Speedstar Holding LLC	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	7/2/2024	7/22/2027		18,170	17,951	17,942	1.98
Spotless Brands, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028		28,372	27,869	28,442	3.14
Spotless Brands, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.50%	10.06%	8/30/2024	7/25/2028		21	(63)	(25)	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2022	3/31/2028		21,214	20,956	21,213	2.34
Tank Holding Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	6.00%	10.35%	9/26/2024	3/31/2028		3,395	3,361	3,395	0.38
TCFI Aevex LLC	*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.36%	3/18/2020	3/18/2026		10,821	10,771	10,820	1.19
The Chartis Group, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.85%	9/17/2024	9/17/2031		10,410	10,263	10,321	1.14
Total Power Limited (Canada)	^	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	10.16%	7/22/2024	7/22/2030	C$	8,022	5,706	5,486	0.61
Tufin Software North America, Inc.	^*	(2)(3)(11)(15)	Software	SOFR	6.95%	11.29%	8/17/2022	8/17/2028		28,328	27,943	28,202	3.12
Turbo Buyer, Inc.	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2019	12/2/2025		2,289	2,275	2,096	0.23
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.08%	11/30/2018	5/31/2026		17,476	17,453	17,417	1.92
United Flow Technologies Intermediate Holdco II, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.59%	6/21/2024	6/21/2031		5,289	5,171	5,269	0.58
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.04%	4/13/2020	4/13/2027		8,197	8,152	7,403	0.82
USR Parent Inc.	^*	(2)(3)(10)	Retail	SOFR	7.60%	12.15%	4/22/2022	4/25/2027		3,333	3,315	3,290	0.36
Vensure Employer Services, Inc.	^*	(2)(15)	Business Services	SOFR	5.00%	9.34%	9/27/2024	9/27/2031		18,140	17,927	18,114	2.00
Wineshipping.com LLC	^	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	10.29%	10/29/2021	10/29/2027		5,854	5,791	4,796	0.53
World 50, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.75%	10.11%	3/22/2024	3/22/2030		18,996	18,638	18,786	2.08
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2021	9/13/2027		435	431	402	0.04
YLG Holdings, Inc.	^*	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.32%	9/30/2020	12/23/2030		6,350	6,319	6,271	0.69
First Lien Debt Total											$1,296,904	$1,277,666	141.15%
Second Lien Debt (6.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.98%	9/30/2021	9/30/2028		10,185	10,092	9,956	1.10

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Aimbridge Acquisition Co., Inc.	^	(2)(8)(11)	Leisure Products & Services	SOFR	7.50%	11.79%	2/1/2019	2/1/2027	$9,241	$9,116	$1,116	0.12%
AP Plastics Acquisition Holdings, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.61%	8/10/2021	8/10/2029	33,680	33,053	33,680	3.73
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	SOFR	6.25%	10.84%	3/3/2021	3/3/2029	35,000	34,454	34,913	3.86
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	5,494	5,471	5,469	0.60
Bayside OPCP, LLC	^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.48%	5/31/2023	5/31/2026	5,667	5,131	5,667	0.63
Denali Midco 2, LLC	^	(2)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	1,320	1,296	1,295	0.14
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.09%	10/28/2020	10/28/2028	14,672	14,442	12,888	1.42
TruGreen Limited Partnership	^*	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.09%	11/16/2020	11/2/2028	13,000	12,846	11,483	1.27
Second Lien Debt Total										$125,901	$116,467	12.87%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.0% of fair value)
48forty Intermediate Holdings, Inc.	^*	(6)(12)	Transportation: Cargo		11/5/2024	1	$—	$—	—%
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment		6/22/2018	592	592	1,035	0.11
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	6	6,268	6,144	0.68
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.57
Bayside HoldCo, LLC	^	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	2,240	0.25
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	14	14,008	14,005	1.55
Buckeye Group Holdings, L.P.	^	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	5,117	1,521	1,521	0.17
Buckeye Group Holdings, L.P.	^	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,415	—	—	—
Buckeye Group Holdings, L.P.	^	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,117	—	—	—
CIP Revolution Holdings, LLC	^	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	267	0.03
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software		7/2/2019	250	250	735	0.08
Diligent Corporation	^	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	14	14,326	14,321	1.58
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.02
EvolveIP, LLC	^	(6)(12)	Telecommunications		10/30/2024	45	153	45	—
FS NU Investors, LP	^	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	137	145	0.02

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food		10/29/2021	4	$274	$86	0.01%
HIG Intermediate, Inc.	^	(6)	Diversified Financial Services	10.50%	12/10/2024	1	751	751	0.08
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	20,577	20,496	19,942	2.20
NearU Holdings LLC	^	(6)(12)	Consumer Services		8/16/2022	25	2,470	625	0.07
NEFCO Holding Company LLC	^	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment		7/21/2021	36	346	766	0.08
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	474	0.05
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	199	0.02
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services		4/27/2023	121	99	177	0.02
Talon MidCo 1 Limited	^	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.22
Tank Holding Corp.	^	(6)(12)	Capital Equipment		3/26/2019	850	—	3,485	0.38
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,031	11,933	12,031	1.33
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,274	0.14
TW LRW Holdings, LLC	^*	(6)(12)	Business Services		6/14/2024	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services		11/30/2018	641	640	819	0.09
Zenith American Holding, Inc.	^	(6)(12)	Business Services		12/13/2017	1,564	752	1,955	0.22
Equity Investments Total							$87,451	$90,916	10.04%
Total investments—non-controlled/non-affiliated							$1,510,256	$1,485,049	164.06%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
SPF Borrower, LLC	^	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.58%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	3.47%
SPF Borrower, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.83%	2/1/2024	2/1/2028	14,659	14,659	14,659	1.62
First Lien Debt Total										$46,031	$46,031	5.09%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.4% of fair value)
SPF HoldCo LLC	^	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	$20,828	$25,830	2.85%
Equity Investments Total							$20,828	$25,830	2.85%
Total investments—non-controlled/affiliated							$66,859	$71,861	7.94%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	20.86%	20.86%	11/3/2020	12/31/2030	$78,122	$78,096	$63,997	7.07%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	182,636	20.18
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.79%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$246,633	27.25%
Total investments—controlled/affiliated										$271,097	$246,633	27.25%
Total investments										$1,848,212	$1,803,543	199.25%

Derivative Instrument	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%(a)	8.20%	December 1, 2028	$85,000	$164	$(821)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.2345%(b)	6.75%	February 18, 2030	$300,000	$(6,875)	$(6,875)	$—
Total					$385,000	$(6,711)	$(7,696)	$—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Derivative Instruments***	Counterparty	Notional Amount to be Purchase	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$29,984		£23,100	1/15/2025	$1,089
Forward Currency Contract	Barclays Bank PLC	$5,831	C$	8,000	1/15/2025	269
Forward Currency Contract	Barclays Bank PLC	$846		£674	1/15/2025	3
Forward Currency Contract	Barclays Bank PLC	$632		€602	1/15/2025	9
Forward Currency Contract	Barclays Bank PLC	$1,630		€1,500	2/4/2025	75
Forward Currency Contract	Barclays Bank PLC	$777		£600	2/4/2025	27
Forward Currency Contract	Barclays Bank PLC	$3,233		€2,978	2/4/2025	146
Forward Currency Contract	Barclays Bank PLC	$2,419		£1,869	2/4/2025	81
Total Derivative Instruments						$1,699
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
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
*** Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information
(a) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 7, Derivative Instruments, to these consolidated financial statements for further details.
(b) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 7, Derivative Instruments, to these consolidated financial statements for further details.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2024, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2024, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.25%, the daily SONIA at 4.70%, the 90-day EURIBOR at 2.79%, the 180-day EURIBOR at 2.63%, and the 30-day CORRA at 4.97%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2024, the aggregate fair value of these securities is $116,746, or 12.90% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of December 31, 2024.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
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
(12)Represents a non-income producing security as of December 31, 2024.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2024, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$181,960	$—	$—	$—	$676	$182,636	$22,000
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	67,419	—	—	—	(3,422)	63,997	12,905
Total investments—controlled/affiliated	$249,379	$—	$—	$—	$(2,746)	$246,633	$34,905
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the year ended December 31, 2024 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Interest and PIK Income
SPF Borrower, LLC	$—	$31,372	$—	$—	$—	$31,372	$3,354
SPF Borrower, LLC	—	14,659	—		—	14,659	1,982
SPF HoldCo, LLC (Equity)	—	20,828	—		5,002	25,830	—
Direct Travel, Inc.	44,407	—	(43,341)	—	(1,066)	—	2,352
Direct Travel, Inc.	3,772	—	(3,696)	—	(76)	—	364
Direct Travel, Inc. (Equity)	5,203	—	(4,013)	4,013	(5,203)	—	—
Total investments—non-controlled/affiliated	$53,382	$66,859	$(51,050)	$4,013	$(1,343)	$71,861	$8,052
(15)As of December 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, Inc.	Revolver	0.50%	$462	$4
ADPD Holdings, LLC	Delayed Draw	1.00	1,709	(146)
ADPD Holdings, LLC	Revolver	0.50	284	(24)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	2,371	(1)
Advanced Web Technologies Holding Company	Revolver	0.50	1,205	(1)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Alpine Acquisition Corp II	Revolver	0.50%	$1,965	$(387)
AmpersCap LLC	Delayed Draw	1.00	3,709	(74)
Apex Companies Holdings, LLC	Delayed Draw	1.00	4,915	(30)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(7)
Applied Technical Services, LLC	Revolver	0.50	19	—
Appriss Health, LLC	Revolver	0.50	3,212	(21)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(1)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(1)
Associations, Inc.	Delayed Draw	—	846	8
Associations, Inc.	Revolver	0.50	407	4
Athlete Buyer, LLC	Delayed Draw	1.00	4,950	(79)
Atlas US Finco, Inc.	Revolver	0.50	268	0
Auditboard, Inc.	Delayed Draw	0.75	2,857	(17)
Auditboard, Inc.	Revolver	0.50	1,143	(7)
Avalara, Inc.	Revolver	0.50	2,250	—
Azurite Intermediate Holdings, Inc.	Revolver	0.50	397	8
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	1,370	(38)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	11
Bingo Group Buyer, Inc.	Revolver	0.50	397	4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€5,076	(110)
Bradyifs Holdings, LLC	Delayed Draw	1.00	206	1
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(4)
Celerion Buyer, Inc.	Revolver	0.50	249	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	323	4
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	771	10
Coupa Holdings, LLC	Revolver	0.50	591	8
CST Holding Company	Revolver	0.50	470	0
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€1,099	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,680	—
Dwyer Instruments, Inc.	Revolver	0.50	3,194	—
Ellkay, LLC	Revolver	0.50	1,071	(124)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Essential Services Holding Corporation	Delayed Draw	1.00%	$149	$ (0)
Essential Services Holding Corporation	Revolver	0.50	93	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,386	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	692	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	6	(2)
Galileo Parent, Inc.	Revolver	0.50	1,959	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	0
GS AcquisitionCo, Inc.	Revolver	0.50	52	0
Heartland Home Services, Inc.	Revolver	0.50	457	(21)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	988	6
Icefall Parent, Inc.	Revolver	0.50	744	(1)
iCIMS, Inc.	Revolver	0.50	1,946	(35)
IG Investments Holdings, LLC	Revolver	0.50	219	—
IQN Holding Corp.	Revolver	0.50	297	—
Kaseya, Inc.	Delayed Draw	1.00	853	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	42	(4)
LVF Holdings, Inc.	Revolver	0.38	1,733	—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	558	(9)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,545	(4)
NEFCO Holding Company LLC	Revolver	0.50	3,352	(8)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	6,036	(57)
North Haven Fairway Buyer, LLC	Revolver	0.50	853	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	682	(4)
Oranje Holdco, Inc.	Revolver	0.50	1,006	7
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£314	(4)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23%		£10	$—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£890	(14)
PDI TA Holdings, Inc	Delayed Draw	0.50		47	(0)
PDI TA Holdings, Inc	Revolver	0.50		46	(0)
Pestco Intermediate, LLC	Delayed Draw	1.00		1,223	(14)
Pestco Intermediate, LLC	Revolver	0.50		442	4
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—		1,320	(5)
Prophix Software Inc. (Canada)	Revolver	0.50		1,994	(7)
PXO Holdings I Corp.	Revolver	0.50		920	(0)
QBS Parent, Inc.	Revolver	0.38		1,010	(5)
QNNECT, LLC	Delayed Draw	1.00		376	1
Quantic Electronics, LLC	Revolver	0.50		644	—
Radwell Parent, LLC	Delayed Draw	0.50		2,020	(15)
Radwell Parent, LLC	Revolver	0.38		1,116	(8)
Rialto Management Group, LLC	Revolver	0.50		451	(5)
Rotation Buyer, LLC	Delayed Draw	1.00		2,254	(22)
Rotation Buyer, LLC	Revolver	0.50		874	(9)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	0
Seahawk Bidco, LLC	Delayed Draw	1.00		3,888	(29)
Seahawk Bidco, LLC	Revolver	0.50		1,166	(9)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		245	—
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(20)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		9,029	(46)
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Delayed Draw	1.00		162	—
Tank Holding Corp.	Revolver	0.38		1,655	—
The Chartis Group, LLC	Delayed Draw	1.00		3,187	(19)
The Chartis Group, LLC	Revolver	0.50		1,593	(9)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,958	(35)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(20)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(6)
Turbo Buyer, Inc.	Revolver	0.50		609	(40)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
U.S. Legal Support, Inc.	Revolver	0.50%	$816	$(3)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00	2,520	(6)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50	559	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50	3,767	(4)
Wineshipping.com LLC	Revolver	0.50	238	(41)
World 50, Inc.	Revolver	0.50	860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50	626	(7)
YLG Holdings, Inc.	Revolver	0.38	503	(5)
Total unfunded commitments			$179,247	$(1,827)
The type of investments as of December 31, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,342,935	$1,323,697	73.4%
Second Lien Debt	125,901	116,467	6.4
Equity Investments	108,279	116,746	6.5
Investment Funds	271,097	246,633	13.7
Total	$1,848,212	$1,803,543	100.0%
The rate type of debt investments as of December 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,463,336	$1,434,667	99.6%
Fixed Rate	5,471	5,469	0.4
Total	$1,468,807	$1,440,136	100.0%
The industry composition of investments as of December 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$75,745	$66,957	3.7%
Auto Aftermarket & Services	44,427	43,024	2.4
Beverage & Food	25,822	24,842	1.4
Business Services	105,807	107,163	5.9
Capital Equipment	73,037	77,453	4.3
Chemicals, Plastics & Rubber	42,940	43,651	2.4
Construction & Building	47,139	47,414	2.6
Consumer Goods: Durable	4,835	4,662	0.2

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Consumer Goods: Non-Durable	$6,998	$7,176	0.4%
Consumer Services	120,893	116,919	6.5
Containers, Packaging & Glass	51,606	46,596	2.6
Diversified Financial Services	100,976	100,093	5.5
Energy: Electricity	7,210	6,998	0.4
Energy: Oil & Gas	11,928	12,026	0.7
Environmental Industries	64,612	64,757	3.6
Healthcare & Pharmaceuticals	226,626	232,628	12.9
High Tech Industries	144,375	144,398	8.0
Investment Funds	271,097	246,633	13.7
Leisure Products & Services	93,348	80,367	4.5
Media: Advertising, Printing & Publishing	15,032	15,717	0.9
Media: Diversified & Production	31,881	32,124	1.8
Retail	23,129	23,290	1.3
Software	188,238	189,975	10.5
Sovereign & Public Finance	79	81	0.0
Telecommunications	39,664	39,566	2.2
Transportation: Cargo	8,738	6,726	0.4
Utilities: Water	2,419	2,330	0.1
Wholesale	19,611	19,977	1.1
Total	$1,848,212	$1,803,543	100.0%
The geographical composition of investments as of December 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,226	$2,286	0.1%
Canada	58,526	58,755	3.3
Italy	3,190	3,094	0.2
Luxembourg	43,515	41,365	2.3
Sweden	1,168	199	0.0
United Kingdom	50,613	49,188	2.7
United States	1,688,974	1,648,656	91.4
Total	$1,848,212	$1,803,543	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
BMS Holdings III Corp.	^	(2)(3)(11)	Construction & Building	SOFR	5.50%	10.97%	9/30/2019	9/30/2026	$4,784	$4,729	$4,675	0.51%
Bradyifs Holdings, LLC	^	(2)(3)(15)	Wholesale	SOFR	6.00%	11.38%	10/31/2023	10/31/2029	8,595	8,399	8,396	0.92
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)	Business Services	EURIBOR	5.75%, 2.00% PIK	11.71%	2/27/2023	2/27/2030	€609	627	682	0.07
CD&R Madison Parent Ltd (United Kingdom)	^	(2)(7)(15)	Business Services	SONIA	6.25%, 2.00% PIK	13.44%	2/27/2023	2/27/2030	£1,292	1,508	1,676	0.18
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.50%	11.93%	11/3/2022	11/3/2029	3,120	3,036	3,159	0.35
Chartis Holding, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.52%	5/1/2019	5/1/2025	797	793	795	0.09
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	9.86%	8/30/2018	8/30/2024	385	385	383	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	12.11%	7/18/2023	7/14/2028	12,549	12,202	12,585	1.38
Comar Holding Company, LLC	^*	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	12.28%	6/18/2018	6/18/2026	29,291	29,233	25,198	2.76
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)(15)	High Tech Industries	SOFR	8.75%	14.13%	7/30/2023	7/30/2028	1,212	1,179	1,176	0.13
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	5.00%	10.39%	7/2/2019	7/2/2026	10,302	10,201	10,257	1.12
Cority Software Inc. (Canada)	^	(2)(3)(7)	Software	SOFR	7.00%	12.39%	9/3/2020	7/2/2026	547	539	546	0.06
Coupa Holdings, LLC	^	(2)(3)(15)	Software	SOFR	7.50%	12.86%	2/27/2023	2/28/2030	8,638	8,410	8,838	0.97
CPI Intermediate Holdings, Inc.	^*	(2)(3)(15)	Telecommunications	SOFR	5.50%	10.87%	10/6/2022	10/6/2029	3,843	3,772	3,803	0.42
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	6.50%	11.86%	11/1/2022	11/1/2028	4,981	4,844	5,027	0.55
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	11.75%	3/11/2021	4/3/2028	14,301	14,177	14,071	1.54
Denali Midco 2, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	11.96%	9/15/2022	12/22/2027	9,023	8,785	9,023	0.99
Dermatology Associates	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	6.25% (100% PIK)	11.75%	5/31/2016	1/15/2024	30,871	30,871	30,835	3.37
Dermatology Associates	^	(2)(3)(8)(10)	Healthcare & Pharmaceuticals	SOFR	11.31% (100% PIK)	16.81%	5/31/2016	1/15/2024	49,028	24,963	34,990	3.82
Diligent Corporation	^	(2)(3)(11)(15)	Telecommunications	SOFR	6.25%	11.78%	8/4/2020	8/4/2025	663	656	659	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.20%	7/21/2021	7/21/2027	3,791	3,731	3,791	0.42
Eliassen Group, LLC	^*	(2)(3)(15)	Business Services	SOFR	5.50%	10.85%	4/14/2022	4/14/2028	2,206	2,151	2,145	0.23
Ellkay, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	6.00%	11.28%	9/14/2021	9/14/2027	13,964	13,754	11,809	1.29
Emergency Communications Network, LLC	^*	(2)(3)	Telecommunications	SOFR	2.50%, 6.25% PIK	14.13%	6/1/2017	6/1/2024	28,060	28,047	23,896	2.62
EPS Nass Parent, Inc.	^	(2)(3)(11)(15)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2021	4/19/2028	933	920	902	0.10
EvolveIP, LLC	^*	(2)(3)(11)	Telecommunications	SOFR	5.50%	11.19%	11/26/2019	6/7/2025	6,154	6,153	5,901	0.65
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	10.75%	4/29/2022	4/29/2029	6,157	6,043	6,061	0.66
Excelitas Technologies Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.23%	8/12/2022	8/12/2029	3,287	3,229	3,238	0.35
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.75%	9.74%	8/12/2022	8/12/2029	€1,263	1,274	1,376	0.15
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.29%	8/5/2022	3/5/2027	359	298	321	0.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Greenhouse Software, Inc.	^	(2)(3)(15)	Software	SOFR	7.00%	12.35%	3/1/2021	9/1/2028	$32,796	$32,162	$32,593	3.57%
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	11.11%	9/30/2022	12/16/2030	79	78	79	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.25%, 3.43% PIK	13.87%	2/28/2022	2/28/2029	£15,187	19,798	19,261	2.11
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(15)	Diversified Financial Services	SONIA	5.00%, 2.75% PIK	12.94%	2/28/2022	2/28/2029	£3,928	4,552	4,952	0.54
Harbour Benefit Holdings, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.00%	10.51%	12/13/2017	12/13/2024	2,951	2,939	2,905	0.32
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	11.11%	2/10/2022	12/15/2026	10,223	10,158	9,766	1.07
Heartland Home Services, Inc.	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.36%	12/15/2020	12/15/2026	7,116	7,068	6,818	0.75
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	11.70%	12/14/2020	12/14/2026	18,081	17,770	18,081	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	10.53%	11/15/2021	11/15/2028	9,809	9,629	9,415	1.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.75%	11.12%	6/2/2022	6/2/2029	94	76	95	0.01
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	7.25%	12.62%	8/18/2022	8/18/2028	26,975	26,596	26,953	2.95
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	9.00%	12.96%	5/28/2021	5/28/2027	€8,250	9,844	9,085	1.00
Integrity Marketing Acquisition, LLC	^	(2)(3)(11)	Diversified Financial Services	SOFR	6.02%	11.51%	12/3/2021	8/27/2026	425	422	419	0.05
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.64%	5/2/2022	5/2/2029	6,905	6,843	6,936	0.76
iRobot Corporation	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	14.42%	7/25/2023	7/31/2026	4,939	4,939	5,125	0.56
Jeg's Automotive, LLC	^*	(2)(3)(11)	Auto Aftermarket & Services	SOFR	6.00%	11.46%	12/22/2021	12/22/2027	20,487	20,192	17,623	1.93
Kaseya, Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	3.50%, 2.50% PIK	11.38%	6/23/2022	6/23/2029	36,346	35,706	36,352	3.98
Lifelong Learner Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.28%	10/18/2019	10/18/2026	25,718	25,487	23,589	2.58
LinQuest Corporation	*	(2)(3)(11)	Aerospace & Defense	SOFR	5.75%	11.23%	7/28/2021	7/28/2028	9,775	9,635	9,373	1.03
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.25%	6/10/2021	6/10/2027	32,833	32,380	32,290	3.54
Material Holdings, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	6.00%	11.45%	8/19/2021	8/19/2027	8,139	8,039	7,816	0.86
Maverick Acquisition, Inc.	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.60%	6/1/2021	6/1/2027	35,261	34,818	27,632	3.03
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	11.01%	12/23/2021	12/23/2027	30,679	30,238	30,679	3.36
NEFCO Holding Company LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.14%	8/5/2022	8/5/2028	6,761	6,643	6,778	0.74
NEFCO Holding Company LLC	^	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	12.03%	12/1/2023	8/5/2028	558	488	567	0.06
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.75%	11.21%	9/6/2017	9/6/2025	38,120	38,085	37,848	4.15
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	11.85%	5/17/2022	5/17/2028	16,032	15,764	16,203	1.78
North Haven Stallone Buyer, LLC	^	(2)(3)	Consumer Services	SOFR	5.50%	11.29%	10/11/2022	5/24/2027	199	196	194	0.02
North Haven Stallone Buyer, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	11.14%	11/3/2023	5/24/2027	323	213	232	0.03
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	10.87%	4/28/2022	4/28/2028	7,309	7,247	7,083	0.78
Oranje Holdco, Inc.	^	(2)(3)(15)	Business Services	SOFR	7.50%	12.88%	2/1/2023	2/1/2029	8,052	7,852	8,123	0.89

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Park County Holdings, LLC	^	(2)(3)(10)	Media: Diversified & Production	SOFR	7.11%	12.47%	11/29/2023	11/29/2029		$30,000	$29,391	$29,385	3.22%
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.32%	7/12/2021	7/12/2027		6,444	6,360	6,419	0.70
Pestco Intermediate, LLC	^	(2)(3)(11)(15)	Environmental Industries	SOFR	6.50%	12.03%	2/6/2023	2/17/2028		3,679	3,542	3,633	0.40
PF Atlantic Holdco 2, LLC	^	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2021	11/12/2027		11,576	11,383	11,231	1.23
PF Growth Partners, LLC	*	(2)(3)(11)	Leisure Products & Services	SOFR	5.00%	10.45%	7/1/2019	7/11/2025		7,875	7,840	7,824	0.86
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.89%	6/24/2022	6/1/2029		7,406	6,755	6,536	0.72
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.96%	2/1/2021	2/1/2026		13,280	13,100	13,280	1.45
Prophix Software Inc. (Canada)	^	(2)(3)(7)(11)(15)	Software	SOFR	6.50%	11.83%	11/21/2023	2/1/2026		—	—	—	—
Pushpay USA Inc.	^*	(2)(3)(11)(15)	Diversified Financial Services	SOFR	6.75%	12.28%	5/10/2023	5/10/2030		16,009	15,525	15,938	1.75
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	11.00%	3/8/2022	3/8/2028		6,997	6,862	6,801	0.75
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	7.00%	12.38%	11/2/2022	11/2/2029		5,302	5,127	5,420	0.59
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	11/19/2020	11/19/2026		15,711	15,528	15,270	1.67
Quantic Electronics, LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	11.70%	3/1/2021	3/1/2027		9,725	9,609	9,452	1.04
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	6.75%	12.10%	12/1/2022	4/1/2029		11,169	10,849	11,242	1.23
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	13.95%	7/5/2023	6/23/2028		15,000	14,653	14,891	1.63
RSC Acquisition, Inc.	^	(2)(3)(11)(15)	Diversified Financial Services	SOFR	5.50%	10.93%	11/1/2019	11/1/2029		10,168	10,088	10,099	1.11
Sapphire Convention, Inc.	^*	(2)(3)(11)(15)	Telecommunications	SOFR	6.00%	11.53%	11/20/2018	11/20/2025		27,479	27,302	27,479	3.01
SCP Eye Care HoldCo, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	11.21%	10/7/2022	10/7/2029		158	152	156	0.02
Smarsh Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	11.10%	2/18/2022	2/18/2029		7,346	7,211	7,254	0.79
SPay, Inc.	^*	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	14.96%	6/15/2018	6/15/2026		26,673	26,605	23,068	2.53
Speedstar Holding, LLC	^*	(2)(3)(11)	Auto Aftermarket & Services	SOFR	7.25%	12.79%	1/22/2021	1/22/2027		29,922	29,512	29,899	3.28
Spotless Brands, LLC	^*	(2)(3)(11)(15)	Consumer Services	SOFR	6.50%	12.03%	6/21/2022	7/25/2028		13,864	13,629	13,874	1.52
Spotless Brands, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	12.08%	6/21/2022	7/25/2028		—	(380)	143	0.02
Summit Acquisition, Inc.	^	(2)(3)(15)	Diversified Financial Services	SOFR	6.75%	12.10%	5/4/2023	5/1/2030		—	(56)	9	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2022	3/31/2028		14,231	13,997	13,873	1.52
TCFI Aevex LLC	^*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	11.46%	3/18/2020	3/18/2026		10,934	10,848	10,854	1.19
TIBCO Software Inc.	*	(2)(3)	High Tech Industries	SOFR	4.50%	9.95%	9/30/2022	3/31/2029		14,887	13,733	14,513	1.59
Trader Corporation (Canada)	^	(2)(3)(7)(15)	Auto Aftermarket & Services	CDOR	6.75%	12.19%	12/22/2022	12/22/2029	C$	11,990	8,604	9,156	1.00
Tufin Software North America, Inc.	^	(2)(3)(11)(15)	Software	SOFR	7.69%	13.20%	8/17/2022	8/17/2028		27,802	27,336	27,554	3.02
Turbo Buyer, Inc.	^	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2019	12/2/2025		1,697	1,640	1,620	0.18
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	11.11%	11/30/2018	11/30/2024		16,370	16,296	16,124	1.77
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	6.50%, 0.75% PIK	12.95%	4/13/2020	4/13/2026		8,606	8,533	7,928	0.87
USALCO, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2021	10/19/2027		1,681	1,653	1,681	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
USR Parent Inc.	^	(2)(3)(10)	Retail	SOFR	7.60%	12.94%	4/22/2022	4/25/2027	$3,778	$3,751	$3,740	0.41%
Vensure Employee Services, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.25%	10.63%	12/15/2023	3/26/2027	610	536	535	0.06
Westfall Technik, Inc.	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	6.75%, 0.75% PIK	12.96%	9/13/2018	9/13/2024	27,305	27,183	25,166	2.75
Wineshipping.com LLC	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	11.29%	10/29/2021	10/29/2027	5,897	5,812	5,486	0.60
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2021	9/13/2027	440	434	427	0.05
YLG Holdings, Inc.	^	(2)(3)(11)	Consumer Services	SOFR	5.00%	10.48%	9/30/2020	11/1/2025	1,940	1,912	1,940	0.21
First Lien Debt Total										$1,309,175	$1,263,324	138.40%
Second Lien Debt (10.2% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	15.04%	9/30/2021	9/30/2028	$8,780	$8,665	$8,670	0.95%
AI Convoy S.A.R.L (United Kingdom)	^	(2)(3)(7)	Aerospace & Defense	SOFR	8.25%	13.80%	1/17/2020	1/17/2028	24,814	24,476	24,938	2.74
Aimbridge Acquisition Co., Inc.	^	(2)(11)	Leisure Products & Services	SOFR	7.50%	12.96%	2/1/2019	2/1/2027	9,241	9,162	8,680	0.95
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.50%	12.96%	8/10/2021	8/10/2029	33,680	32,957	33,204	3.64
AQA Acquisition Holdings, Inc.	^*	(2)(3)(11)	High Tech Industries	SOFR	7.50%	12.98%	3/3/2021	3/3/2029	35,000	34,358	35,000	3.83
Bayside OPCP, LLC	^	(2)(3)(8)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	15.50%	5/31/2023	5/31/2026	4,861	3,653	3,071	0.34
Outcomes Group Holdings, Inc.	^*	(2)	Business Services	SOFR	7.50%	13.04%	10/23/2018	10/26/2026	1,731	1,729	1,731	0.19
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	13.03%	10/28/2020	10/28/2028	14,377	14,101	13,449	1.47
Quartz Holding Company	^*	(2)(11)	Software	SOFR	8.00%	13.46%	4/2/2019	4/2/2027	7,048	6,979	7,048	0.77
Stonegate Pub Company Bidco Limited (United Kingdom)	^	(2)(7)	Beverage & Food	SONIA	8.50%	13.69%	3/12/2020	3/12/2028	£20,000	24,883	22,204	2.43
TruGreen Limited Partnership	^	(2)(3)(11)	Consumer Services	SOFR	8.50%	14.14%	11/16/2020	11/2/2028	13,000	12,817	12,082	1.32
World 50, Inc.	^	(9)	Business Services	FIXED	11.50%	11.50%	1/10/2020	1/9/2027	18,098	17,877	18,098	1.98
Second Lien Debt Total										$191,657	$188,175	20.61%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.8% of fair value)
ANLG Holdings, LLC	^	(6)(16)	Capital Equipment		6/22/2018	592	$592	$1,027	0.11%
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	6	5,599	5,438	0.60
Atlas Ontario LP (Canada)	^	(6)(7)(16)	Business Services		4/7/2021	5,114	5,114	5,114	0.56
Bayside HoldCo, LLC	^	(6)(16)	Healthcare & Pharmaceuticals		5/31/2023	6	—	—	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	13	$12,314	$12,074	1.32%
Buckeye Parent, LLC	^	(6)(16)	Auto Aftermarket & Services		12/22/2021	885	885	85	0.01
Chartis Holding, LLC	^	(6)(16)	Business Services		5/1/2019	433	421	637	0.07
CIP Revolution Holdings, LLC	^	(6)(16)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	254	0.03
Cority Software Inc. (Canada)	^	(6)(7)(16)	Software		7/2/2019	250	250	696	0.08
Derm Growth Partners III, LLC	^	(6)(16)	Healthcare & Pharmaceuticals		5/31/2016	1,000	1,000	—	—
Diligent Corporation	^	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	13	12,842	12,761	1.40
ECP Parent, LLC	^	(6)(16)	Healthcare & Pharmaceuticals		3/29/2018	268	—	290	0.03
GB Vino Parent, L.P.	^	(6)(16)	Beverage & Food		10/29/2021	4	307	218	0.02
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	18,530	18,369	17,824	1.95
Legacy.com, Inc.	^	(6)(16)	High Tech Industries		3/20/2017	1,500	1,500	1,064	0.12
NearU Holdings LLC	^	(6)(16)	Consumer Services		8/16/2022	25	2,470	1,140	0.12
NEFCO Holding Company LLC	^	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.07
North Haven Goldfinch Topco, LLC	^	(6)(16)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	^	(6)(16)	Capital Equipment		7/21/2021	36	364	910	0.10
Picard Parent, Inc.	^	(6)	High Tech Industries	12.00%	9/30/2022	3	2,897	3,188	0.35
Profile Holdings I, LP	^	(6)(16)	Chemicals, Plastics & Rubber		3/8/2022	5	523	492	0.05
Sinch AB (Sweden)	^	(6)(7)(16)	High Tech Industries		3/26/2019	106	1,168	395	0.04
Summit K2 Midco, Inc.	^	(6)(16)	Diversified Financial Services		4/27/2023	121	121	161	0.02
Tailwind HMT Holdings Corp.	^	(6)(16)	Energy: Oil & Gas		11/17/2017	22	1,558	1,807	0.20
Talon MidCo 1 Limited	^	(6)(16)	Software		8/17/2022	1,018	1,456	1,694	0.19
Tank Holding Corp.	^	(6)(16)	Capital Equipment		3/26/2019	850	—	2,862	0.31
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	10,534	10,414	10,534	1.15
Turbo Buyer, Inc.	^	(6)(16)	Auto Aftermarket & Services		12/2/2019	1,925	933	2,501	0.27
U.S. Legal Support Investment Holdings, LLC	^	(6)(16)	Business Services		11/30/2018	641	641	722	0.08
W50 Parent LLC	^	(6)(16)	Business Services		1/10/2020	500	190	1,237	0.14
Zenith American Holding, Inc.	^	(6)(16)	Business Services		12/13/2017	1,565	760	1,888	0.21
Equity Investments Total							$85,929	$87,621	9.60%
Total investments—non-controlled/non-affiliated							$1,586,761	$1,539,120	168.61%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
Direct Travel, Inc.	^*	(2)(3)(11)(14)	Leisure Products & Services	SOFR	6.50%, 2.00% PIK	13.99%	10/14/2016	10/1/2025	$44,408	$43,341	$44,407	4.87%
Direct Travel, Inc.	^	(2)(3)(11)(14)(15)	Leisure Products & Services	SOFR	6.00%	11.53%	10/1/2020	10/1/2025	3,772	3,696	3,772	0.41
First Lien Debt Total										$47,037	$48,179	5.28%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.3% of fair value)
Direct Travel, Inc.	^	(6)(14)(16)	Leisure Products & Services		10/1/2020	43	$—	$5,203	0.57%
Equity Investments Total						43	$—	$5,203	0.57%
Total investments—non-controlled/affiliated							$47,037	$53,382	5.85%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.5% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	14.22%	14.22%	11/3/2020	12/31/2030	$78,122	$78,096	$67,419	7.39%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	181,960	19.93
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	9.00%	14.27%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$249,379	27.32%
Total investments—controlled/affiliated										$271,097	$249,379	27.32%
Total investments										$1,904,895	$1,841,881	201.78%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$985	$985	$—
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
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2023, were as follows:

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
North Haven Fairway Buyer, LLC	Revolver	0.50%		$1,154	$12
North Haven Stallone Buyer, LLC	Delayed Draw	1.00		4,782	(89)
Oak Purchaser, Inc.	Delayed Draw	0.50		166	(5)
Oak Purchaser, Inc.	Revolver	0.50		584	(16)
Oranje Holdco, Inc.	Revolver	0.50		1,006	4
Pestco Intermediate, LLC	Delayed Draw	2.00		1,387	(13)
Pestco Intermediate, LLC	Revolver	0.50		238	(2)
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	(69)
Prophix Software Inc. (Canada)	Delayed Draw	—		379	—
Prophix Software Inc. (Canada)	Revolver	0.50		1,993	—
Pushpay USA Inc.	Revolver	0.50		1,235	(7)
PXO Holdings I Corp.	Delayed Draw	1.00		885	(19)
PXO Holdings I Corp.	Revolver	0.50		1,315	(28)
QNNECT, LLC	Delayed Draw	1.00		1,325	23
Radwell Parent, LLC	Revolver	0.38		1,116	4
RSC Acquisition, Inc.	Revolver	0.50		462	(3)
Sapphire Convention, Inc.	Revolver	0.50		4,471	—
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		14	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		6	—
Smarsh Inc.	Delayed Draw	1.00		816	(9)
Smarsh Inc.	Revolver	0.50		408	(4)
Spotless Brands, LLC	Delayed Draw	1.00		15,000	136
Spotless Brands, LLC	Revolver	0.50		859	—
Summit Acquisition, Inc.	Delayed Draw	1.00		1,374	5
Summit Acquisition, Inc.	Revolver	0.50		687	2
Tank Holding Corp.	Revolver	0.38		1,214	(30)
Trader Corporation (Canada)	Revolver	0.50	C$	906	12
Tufin Software North America, Inc.	Delayed Draw	—		132	(1)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(13)
Turbo Buyer, Inc.	Delayed Draw	1.00		2,967	(39)
Turbo Buyer, Inc.	Revolver	0.50		1,217	(16)
U.S. Legal Support, Inc.	Delayed Draw	0.50		1,423	(19)
U.S. Legal Support, Inc.	Revolver	0.50		653	(9)
Vensure Employee Services, Inc.	Delayed Draw	1.00		4,389	(66)
Wineshipping.com LLC	Revolver	0.50		238	(16)
Total unfunded commitments				$134,409	$(1,269)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)
(16)Represents a non-income producing security as of December 31, 2023.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2023
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Advertising, Printing & Publishing	$14,971	$15,145	0.8%
Media: Diversified & Production	29,391	29,385	1.6
Retail	29,558	29,993	1.6
Software	166,536	168,106	9.1
Sovereign & Public Finance	78	79	0.0
Telecommunications	78,772	74,499	4.0
Transportation: Cargo	9,430	9,128	0.5
Utilities: Electric	920	902	0.0
Wholesale	19,248	19,638	1.1
Total	$1,904,895	$1,841,881	100.0%
The geographical composition of investments as of December 31, 2023 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,023	$5,139	0.3%
Canada	50,490	51,711	2.8
Luxembourg	41,755	40,095	2.2
Sweden	1,168	395	0.0
United Kingdom	75,844	73,713	4.0
United States	1,730,615	1,670,828	90.7
Total	$1,904,895	$1,841,881	100.0%
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2024
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
The Company is externally managed by its investment adviser, Carlyle Global Credit Investment Management L.L.C. (the “Investment Adviser”), a wholly owned subsidiary of The Carlyle Group Inc. and an investment adviser registered under the Investment Advisers Act of 1940, as amended. Carlyle Global Credit Administration L.L.C. (the “Administrator”) provides the administrative services necessary for the Company to operate. Both the Investment Adviser and the Administrator are wholly owned subsidiaries of Carlyle Investment Management L.L.C. (“CIM”), a wholly owned subsidiary of The Carlyle Group Inc. “Carlyle” refers to The Carlyle Group Inc. and its affiliates and its consolidated subsidiaries (other than portfolio companies of its affiliated funds), a global investment firm publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “CG”. Refer to the sec.gov website for further information on Carlyle.
On August 2, 2024, the Company entered into an Agreement and Plan of Merger (as amended the “Merger Agreement”) with Carlyle Secured Lending III, a Delaware statutory trust (“CSL III”), Blue Fox Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “Mergers”). Consummation of the Mergers, which is expected to occur in the first fiscal quarter of 2025, is subject to certain closing conditions, including requisite approval of the Company’s stockholders and certain other customary closing conditions. Refer to Note 15, Merger with CSL III, to these consolidated financial statements for details of the proposed merger.
TCG BDC SPV LLC (the “SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, the SPV invested in first and second lien senior secured loans. The SPV is a wholly owned subsidiary of the Company and is consolidated in these consolidated financial statements commencing from the date of its formation.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30.0 million in Class C-R Notes retained by the Company as of December 31, 2024. The Class C-R Notes are eliminated in consolidation. Refer to Note 8, Borrowings, to these consolidated financial statements for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation.
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
On February 10, 2025, the Company and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and the Company contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, the Company entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became a wholly owned subsidiary of the Company and in connection therewith the CCLF board members resigned. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for details.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. In connection with entry into the Merger Agreement, the Carlyle affiliate has agreed to exchange the Preferred Stock pursuant to the Preferred Stock Exchange (as defined below). See Note 10, Net Assets and Note 15, Merger with CSL III, to these consolidated financial statements for further information about the Preferred Stock and the Preferred Stock Exchange, respectively.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gains (losses) on forward currency contracts within the

Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gains (losses) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 7, Derivative Instruments, to these consolidated financial statements for further information.
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in derivative assets, at fair value on the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in derivative liabilities, at fair value on accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net unrealized gain (loss) on derivative instruments within the Consolidated Statements of Cash Flows.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the interest rate swap agreement are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
For the year ended December 31, 2024, the Company reclassified the fair value related to interest rate swaps from prepaid expenses and other assets to derivative assets, at fair value on the accompanying Consolidated Statements of Assets and Liabilities. This reclassification, which relates to amounts previously reported as of December 31, 2023, was made to align with financial statement presentation in the current period and had no impact on total assets, net income, or cash flows.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with one large financial institution and cash held in such financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2024 and 2023, the Company held restricted cash balances of $26,904 and $37,891, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of December 31, 2024, the Company held $6 of restricted cash denominated in a foreign currency. There were no restricted cash balances denominated in a foreign currency as of December 31, 2023. As of December 31, 2024 and 2023, the cost of foreign currencies was $2,710 and $659, respectively. As of December 31, 2024 and 2023, the fair value of foreign currencies was $2,716 and $659, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2024 and 2023, the fair value of the loans in the portfolio with PIK provisions was $235,895 and $337,061, respectively, which represents approximately 13.1% and 18.3%, respectively, of total investments at fair value. For the years ended December 31, 2024, 2023, and 2022, the Company earned $21,425, $20,491 and $23,067, in PIK income, respectively.
Prior to 2023, the Company separately presented interest receivable and dividend receivable on the accompanying Consolidated Statements of Cash Flows. Beginning in 2023, the amounts are presented collectively on the Consolidated Statements of Cash Flows. Prior periods have been conformed to the current presentation.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2024, 2023, and 2022, the Company earned $4,679, $5,003 and $7,583, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2024 and 2023, the fair value of investments on non-accrual status was $10,393 and $38,061, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2024 and 2023 and for the periods then ended.
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
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (the “2019 Notes”). On December 11, 2020, the Company issued $75.0 million in aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes,” and together with the 2019 Notes, the “2024 Notes”). The 2024 Notes were fully repaid as of December 31, 2024.
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”), pursuant to an indenture dated November 20, 2023 as supplemented by a first supplemental indenture thereto, dated November 20, 2023 (together, the “2028 Notes Indenture”). The Company may redeem the 2028 Notes in whole or in part at our option on or after December 1, 2025. The 2028 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.

On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes” and together with the 2024 Notes and 2028 Notes, the “Senior Notes) pursuant to an indenture, dated November 20, 2023, as supplemented by a second supplemental indenture thereto, dated October 18, 2024 (together, the “2030 Notes Indenture”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon. The 2030 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The Credit Facility, the 2015-1R Notes, the 2015-1N Debt, and the Senior Notes are recorded at carrying value, which approximates fair value.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1N Debt and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $2,739, $2,435 and $1,829, respectively, in excise tax expense.
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
Segment Reporting
In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Recent Accounting Standards Updates
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted ASU 2023-07 effective December 31,2024 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements. Refer to Note 12, Segment Reporting, to these consolidated financial statements for further information.
In November 2024, the FASB issued ASU 2024-03, which requires disaggregated disclosure of income statement expense for public entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance.
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the audited consolidated financial statements as of December 31, 2024 and 2023.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2024 and 2023, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2024 and 2023:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,323,697	$1,323,697
Second Lien Debt	—	—	116,467	116,467
Equity Investments	—	—	116,746	116,746
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	182,636	182,636
Total	$—	$—	$1,739,546	$1,739,546
Investments measured at net asset value(1)				$63,997
Total Investments				$1,803,543
Derivative assets(2)	—	1,863	—	1,863
Liabilities
Derivative liabilities(2)	—	(6,875)	—	(6,875)
Total				$1,798,531

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,311,503	$1,311,503
Second Lien Debt	—	—	188,175	188,175
Equity Investments	—	—	92,824	92,824
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	181,960	181,960
Total	$—	$—	$1,774,462	$1,774,462
Investments measured at net asset value(1)				$67,419
Total Investments				$1,841,881
Derivative assets(2)	—	985	—	985
Total				$1,842,866
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)As of December 31, 2024 and 2023, derivative assets and liabilities include interest rate swaps and forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	For the year ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Purchases	460,654	9,686	30,658	—	—	500,998
Sales	(87,772)	(22,530)	(15,997)	—	—	(126,299)
Paydowns	(349,640)	(51,690)	(2,738)	—	—	(404,068)
Accretion of discount	9,472	1,237	294	—	—	11,003
Net realized gains (losses)	(45,991)	(2,459)	10,133	—	—	(38,317)
Net change in unrealized appreciation (depreciation)	25,471	(5,952)	1,572	—	676	21,767
Balance, end of year	$1,323,697	$116,467	$116,746	$—	$182,636	$1,739,546
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(674)	$(7,877)	$6,342	$—	$676	$(1,533)

	Financial Assets
	For the year ended December 31, 2023
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of year	$1,359,962	$262,703	$94,190	$—	$190,065	$1,906,920
Purchases	218,836	5,133	7,507	—	—	231,476
Sales	(95,298)	(11,704)	(2,105)	—	—	(109,107)
Paydowns	(167,357)	(74,493)	(12,796)	—	—	(254,646)
Accretion of discount	6,422	1,548	465	—	—	8,435
Net realized gains (losses)	(22,734)	(93)	1,589	—	—	(21,238)
Net change in unrealized appreciation (depreciation)	11,672	5,081	3,974	—	(8,105)	12,622
Balance, end of year	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$185	$2,727	$5,320	$—	$(8,105)	$127
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2024 and 2023:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,115,889	Discounted Cash Flow	Discount Rate	7.22%	21.50%	10.96%
	95,408	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.75%
	112,400	Income Approach	Discount Rate	10.28%	14.61%	11.34%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.64x
Total First Lien Debt	1,323,697
Investments in Second Lien Debt	63,288	Discounted Cash Flow	Discount Rate	10.40%	17.03%	13.08%
	46,396	Consensus Pricing	Indicative Quotes	88.33%	99.75%	96.92%
	6,783	Income Approach	Discount Rate	10.28%	14.33%	10.94%
Total Second Lien Debt	116,467
Investments in Equity	67,963	Income Approach	Discount Rate	9.75%	14.61%	12.51%
	48,783	Market Approach	Comparable Multiple	6.25x	17.09x	11.37x
Total Equity Investments	116,746
Investments in Investment Funds
Subordinated Loan and Member's Interest	182,636	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	182,636
Total Level 3 Investments	$1,739,546

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2023			Low	High
Investments in First Lien Debt	$1,040,756	Discounted Cash Flow	Discount Rate	8.79%	18.80%	11.83%
	70,040	Consensus Pricing	Indicative Quotes	88.25%	100.00%	96.99%
	200,707	Income Approach	Discount Rate	10.73%	14.10%	11.69%
		Market Approach	Comparable Multiple	8.42x	12.34x	10.05x
Total First Lien Debt	1,311,503
Investments in Second Lien Debt	167,006	Discounted Cash Flow	Discount Rate	10.05%	18.29%	13.48%
	18,098	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	3,071	Income Approach	Discount Rate	10.87%	10.87%	10.87%
Total Second Lien Debt	188,175
Investments in Equity	92,824	Income Approach	Discount Rate	11.65%	14.47%	13.26%
		Market Approach	Comparable Multiple	6.25x	18.00x	10.05x
Total Equity Investments	92,824
Investments in Investment Funds
Subordinated Loan and Member's Interest	181,960	Discounted Cash Flow	Discount Rate	9.75%	9.75%	9.75%
		Discounted Cash Flow	Default Rate	3.00%	3.00%	3.00%
		Discounted Cash Flow	Recovery Rate	65.00%	65.00%	65.00%
Total Investments in Investment Funds	181,960
Total Level 3 Investments	$1,774,462
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, Senior Notes, and the Securitizations as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$213,439	$213,439	$260,356	$260,356
2024 Notes	—	—	190,000	175,677
2028 Notes	85,000	84,836	85,000	85,985
2030 Notes	300,000	306,864	—	—
2015-1R Aaa/AAA Class A-1-1-R Notes	—	—	234,800	234,636
2015-1R Aaa/AAA Class A-1-2-R Notes	—	—	50,000	49,870
2015-1R Aaa/AAA Class A-1-3-R Notes	—	—	25,000	24,530
2015-1R AA Class A-2-R Notes	—	—	66,000	66,066
2015-1R A Class B Notes	—	—	46,400	46,511
2015-1R BBB- Class C Notes	—	—	27,000	26,676
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,273	—	—
2015-1N Aaa/AAA Class A-L Loans	50,000	50,057	—	—
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,019	—	—
2015-1N AA Class A-2-RR Notes	30,000	30,059	—	—
2015-1N A Class B-R Notes	40,000	40,147	—	—
Total	$978,439	$985,694	$984,556	$970,307
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the 2024 Notes, 2028 Notes, and 2030 Notes approximate their respective fair values. The 2024 Notes are categorized as Level 3 within the hierarchy and are valued generally using discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s 2024 Notes are discount rates. Significant increases in discount rates in isolation would result in a significantly lower fair value measurement. The carrying value of the 2028 Notes and 2030 Notes approximates their fair value due to their inclusion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these consolidated financial statements. The 2028 Notes and 2030 are categorized as Level 3 within the hierarchy.
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
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017, and August 6, 2018 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”).
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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2024, 2023, and 2022.

	For the years ended December 31,
	2024	2023	2022
Base management fees	$26,908	$28,515	$28,803
Incentive fees	21,647	22,622	21,414
Total base management fees and incentive fees	$48,555	$51,137	$50,217
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2024, 2023, and 2022, there were no accrued or realized capital gains incentive fees.
As of December 31, 2024 and 2023, $11,908 and $13,067, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred $1,589, $1,280 and $1,636, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, $885 and $2,991, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2024, 2023, and 2022, the Company incurred $682, $669 and $807, respectively, in fees under State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, $223 and $222, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, a Compensation Committee and a special committee in connection with the Mergers, the members of each of which consist of Independent Directors. The Board of Directors may establish additional committees in the future. For the years ended December 31, 2024, 2023, and 2022, the Company incurred $601, $444 and $640, respectively, in fees and expenses associated with its Directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024 and 2023, no fees or expenses associated with its Directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for further information about Credit Fund.

	For the years ended December 31,
	2024	2023	2022
Number of investments sold	5	3	8
Proceeds from investments	$50,449	$18,237	$113,509
Realized gain (loss) from investments	$(42)	$(94)	$(439)
At times, the Company will engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for further information about Credit Fund II.

	For the years ended December 31,
	2024	2023	2022
Number of investments purchased	—	1	—
Cost of investments purchased	$—	$6,581	$—
Number of investments sold	3	11	10
Proceeds from investments	$13,217	$51,231	$68,167
Realized gain (loss) from investments	$28	$(66)	$(840)

Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. In connection with entry into the Merger Agreement, the Carlyle affiliate has agreed to exchange the Preferred Stock pursuant to the Preferred Stock Exchange (as defined below). For years ended December 31, 2024, 2023, and 2022, the Company declared and paid dividends on the Preferred Stock of $3,500, respectively. See Note 10, Net Assets, and Note 15, Merger with CSL III, to these consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange.
Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the $6.4 million in aggregate principal of the notes underwritten by the affiliate. On October 18, 2024, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2030 Notes in the amount of 1.00% of the $9.0 million in aggregate principal of the notes underwritten by the affiliate. See Note 8, Borrowings, to these consolidated financial statements for further information about the 2028 Notes and the 2030 Notes.
Merger Agreement
On August 2, 2024 and as amended on January 3, 2025, the Company entered into the Merger Agreement with CSL III, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors. Under the Merger Agreement, and subject to its terms and conditions, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company. See Note 15, Merger with CSL III, to these consolidated financial statements for further information regarding the Merger Agreement and the Mergers.
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
Together with Credit Partners, the Company co-invests through Credit Fund. Investment opportunities for Credit Fund are sourced primarily by the Company and its affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of the Company and Credit Partners. Therefore, although the Company owns more than 25% of the voting securities of Credit Fund, the Company does not believe that it has control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”) and MMCF Warehouse II, LLC (the “Credit Fund Warehouse II”) , each a Delaware limited liability company, was formed on April 5, 2016 and August 16, 2019, respectively. Credit Fund Sub and Credit Fund Warehouse II are wholly owned subsidiaries of Credit Fund and are consolidated in Credit Fund’s consolidated financial statements commencing from the date of their respective formations. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiaries follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussions regarding the credit facility entered into and the notes issued by such wholly owned subsidiaries.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2024 and 2023, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On May 25, 2021, the Company and Credit Partners each received an aggregate return of capital on the subordinated loans of $23,000. Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $541,053 and $794,899, respectively)	$529,909	$761,112
Cash, cash equivalents and restricted cash(1)	48,046	36,177
Other assets	22,932	7,812
Total assets	$600,887	$805,101
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$189,221	$447,221
Other liabilities	71,301	31,617
Subordinated loans and members’ equity (2)	340,365	326,263
Total liabilities and members’ equity	$600,887	$805,101
(1)As of December 31, 2024 and 2023, $10,428 and $14,106, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2024 and 2023, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $182,636 and $181,960, respectively.

	For the years ended December 31,
	2024	2023	2022
Selected Consolidated Statements of Operations Information:
Total investment income	$72,407	$90,448	$69,779
Expenses
Interest and credit facility expenses	29,654	41,457	25,195
Other expenses	1,676	1,939	2,050
Total expenses	31,330	43,396	27,245
Net investment income (loss)	41,077	47,052	42,534
Net realized gain (loss) on investments	(5,618)	(25,619)	(269)
Net change in unrealized appreciation (depreciation) on investments	22,643	16,960	(37,614)
Net increase (decrease) resulting from operations	$58,102	$38,393	$4,651

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Senior secured loans(1)	$547,672	$803,541
Number of portfolio companies in Credit Fund	33	38
Average amount per portfolio company(1)	$16,596	$21,146
Number of loans on non-accrual status	2	3
Fair value of loans on non-accrual status	$4,787	$13,263
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$39,712	$36,481
Percentage of portfolio with PIK provisions(3)	7.5%	4.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$21,673	$21,673	$21,882
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.58%	3/31/2028	33,437	33,124	33,045
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2030	8,574	8,461	8,660
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	9,804	9,558	7,870
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	15,678	14,432	12,276
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	1,385	936	1,385
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	10,905	10,864	10,523
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.96%	8/30/2025	11,345	11,320	11,345
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.11%	5/27/2028	12,942	12,870	12,940
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.11%	4/26/2029	29,325	28,922	29,490
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	3,593	3,566	3,593
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2028	18,987	18,835	18,680
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.33%	12/15/2026	23,963	23,921	22,845
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.08%	12/15/2026	7,096	7,051	6,742
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.50%	11.01%	11/17/2025	33,416	33,372	33,190
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.51%	8/14/2026	13,265	13,247	13,066
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.94%	5/25/2027	37,208	37,100	36,788
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	9,898	9,791	9,898
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.31%	8/5/2028	10,830	10,722	10,806
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	10.90%	5/17/2028	6,632	6,513	6,632
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,910	3,262
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	15,085	14,940	15,085
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2031	15,650	15,498	15,650
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2031	9,569	9,522	9,521
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.51%	1/31/2029	18,450	18,435	18,181
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	7,805	7,727	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	12,195	12,073	12,073
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.86%	12/30/2026	14,400	14,343	13,811
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	10.06%	7/25/2028	10,864	10,756	10,809
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	19,549	19,189	19,549
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	34,015	33,944	31,728
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,014	2,993	1,525
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	10.35%	6/29/2027	23,260	23,087	23,250

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2027	$38,700	$38,299	$35,768
First Lien Debt Total									$539,994	$529,595
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					$1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	314
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$314
Total Investments									$541,053	$529,909
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2024, the geographical composition of investments as a percentage of fair value was 2.1% in Canada, 1.5% in Netherlands, and 96.4% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.25%.
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
(7)Represents an investment on non-accrual status as of December 31, 2024.
(8)Represents a non-income producing security as of December 31, 2024.
(9)As of December 31, 2024, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(71)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Heartland Home Services, Inc.	Revolver	0.50	571	(26)
HMT Holding Inc.	Revolver	0.50	4,233	(25)
Turbo Buyer, Inc.	Revolver	0.50	467	(31)
VRC Companies, LLC	Revolver	0.50	833	—
Total unfunded commitments			$14,327	$(153)

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
ACR Group Borrower, LLC	^+	(2)(3)(8)	Aerospace & Defense	SOFR	4.25%	9.60%	3/31/2028	$37,564	$37,165	$37,338
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	10.63%	10/31/2030	8,639	8,511	8,509
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	6.00%	11.46%	11/30/2026	9,899	9,531	9,462
API Technologies Corp.	+	(2)(6)(7)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	14,752	13,905	8,870
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	12.36%	5/9/2027	1,303	620	1,264
Avalign Technologies, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.50%	9.98%	12/22/2025	14,145	14,099	13,120
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	10.97%	9/30/2026	11,018	10,956	10,768
Chartis Holding, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.00%	10.52%	5/1/2025	8,002	8,002	7,985
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(8)	Software	SOFR	4.50%	9.86%	8/30/2024	11,488	11,415	11,438
Diligent Corporation	^+	(2)(3)(6)(8)	Telecommunications	SOFR	6.25%	11.78%	8/4/2025	9,949	9,839	9,886
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	10.22%	5/27/2028	14,044	13,948	13,965
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	10.13%	4/26/2029	29,625	29,144	29,335
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.50%	10.85%	4/14/2028	19,181	18,990	18,946
EPS Nass Parent, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.25%	4/19/2028	34,525	34,055	33,365
EvolveIP, LLC	^+	(2)(3)(6)	Telecommunications	SOFR	5.50%	11.19%	6/7/2025	42,720	42,701	40,964
Exactech, Inc.	+	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.11%	2/14/2025	20,856	20,823	10,636
GSM Acquisition Corp.	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.00%	10.41%	11/16/2026	30,659	30,468	30,429
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	11.11%	12/15/2026	7,169	7,104	6,848
Heartland Home Services, Inc.	+	(2)(3)(6)(8)	Consumer Services	SOFR	6.00%	11.36%	12/15/2026	24,008	23,947	23,054
HMT Holding Inc.	^+	(2)(3)(6)(8)	Energy: Oil & Gas	SOFR	6.00%	11.56%	11/17/2025	34,634	34,543	33,931
Integrity Marketing Acquisition, LLC	+	(2)(3)(6)	Diversified Financial Services	SOFR	6.05%	11.54%	8/27/2026	36,572	36,358	36,071
Integrity Marketing Acquisition, LLC	^+	(2)(3)(6)	Diversified Financial Services	SOFR	6.02%	11.51%	8/27/2026	6,879	6,829	6,781
Jensen Hughes, Inc.	^+	(2)(3)(6)(8)	Utilities: Electric	SOFR	5.75%	11.20%	3/22/2025	33,730	33,722	33,602
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	9.65%	8/14/2026	13,405	13,377	11,394
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 1.00% PIK	11.97%	5/25/2027	37,453	37,305	35,217
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	11.85%	5/17/2028	6,700	6,552	6,767
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	12.07%	11/30/2028	4,160	3,306	3,225
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	11.12%	11/12/2027	15,240	15,052	14,874
Premise Health Holding Corp.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.75%	9.25%	7/10/2025	13,168	13,151	12,904
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	4.25%	10.18%	7/9/2025	27,553	27,515	21,987
RevSpring Inc.	+	(2)(6)	Media: Advertising, Printing & Publishing	SOFR	4.00%	9.61%	10/11/2025	28,548	28,474	28,425
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	10.96%	12/30/2026	14,550	14,467	14,460
Summit Acquisition, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	6.75%	12.10%	5/1/2030	5,940	5,772	5,967
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	11.21%	3/31/2028	19,749	19,296	19,292
Turbo Buyer, Inc.	+	(2)(3)(8)	Auto Aftermarket & Services	SOFR	6.00%	11.50%	12/2/2025	33,900	33,757	33,447

Consolidated Schedule of Investments as of December 31, 2023
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	12.53%	5/2/2026	$3,799	$3,270	$1,168
USALCO, LLC	+	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	6.00%	11.61%	10/19/2027	14,696	14,493	14,696
VRC Companies, LLC	^+	(2)(3)(6)(8)	Business Services	SOFR	5.50%	11.14%	6/29/2027	23,500	23,267	23,308
Welocalize, Inc.	^+	(2)(3)(6)(8)	Business Services	SOFR	4.75%	10.20%	12/23/2024	32,649	32,531	31,466
WRE Holding Corp.	^+	(2)(3)(6)(8)	Environmental Industries	SOFR	5.00%	10.41%	1/3/2025	8,070	8,068	8,021
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	11.18%	9/13/2027	39,100	38,571	37,927
First Lien Debt Total									$794,899	$761,112
Equity Investments (0.0% of fair value)
Output Services Group, Inc.	^	(9)	Media: Advertising, Printing & Publishing					205	$—	$—
Equity Investments Total									$—	$—
Total Investments									$794,899	$761,112
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of December 31, 2024 and 2023, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub Facility	Credit Fund Warehouse II Facility
Outstanding balance as of December 31, 2021	$—	$514,621	$86,030
Borrowings	—	170,000	—
Repayments	—	(96,000)	(86,030)
Outstanding balance as of December 31, 2022	—	588,621	—
Borrowings	—	20,000	—
Repayments	—	(161,400)	—
Outstanding balance as of December 31, 2023	—	447,221	—
Borrowings	—	57,000	—
Repayments	—	(315,000)	—
Outstanding balance as of December 31, 2024	$—	$189,221	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which has been amended from time to time, most recently on March 26, 2024, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 5.50% (9.00% prior to the March 26, 2024 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2025, (May 21, 2023 prior to the May 21, 2023 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
Credit Fund Sub Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub Facility with lenders, which has been amended from time to time, most recently on November 4, 2024. The Credit Fund Sub Facility provides up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub Facility) . The aggregate maximum credit commitment can be increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub Facility, including adequate collateral to support such borrowings. The Credit Fund Sub Facility has a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which may be extended by mutual agreement of the parties to the Credit Fund Sub Facility. Borrowings under the Credit Fund Sub Facility bear interest initially at the applicable commercial paper rate (if the lender is a conduit lender) or SOFR plus 2.30% (2.70% and 2.35% prior to the November 4, 2024 and April 20, 2023 amendments, respectively). The Credit Fund Sub is also required to pay an undrawn commitment fee of between 0.00% to 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub Facility. Payments under the Credit Fund Sub Facility are made quarterly. Subject to certain exceptions, the Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
6. MIDDLE MARKET CREDIT FUND II, LLC
Overview
On November 3, 2020, the Company and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company that is not consolidated in the Company's consolidated financial statements. Credit Fund II primarily invests in senior secured loans of middle market companies. Credit Fund II is managed by a four-member board, on which the Company and CCLF have equal representation. Establishing a quorum for Credit Fund II's board requires at least one of the Company's representatives and one of CCLF's representatives. As of December 31, 2024, the Company and CCLF have 84.13% and 15.87% economic ownership of Credit Fund II, respectively. By virtue of its membership interest, each of the Company and CCLF indirectly bears an allocable share of all expenses and other obligations of Credit Fund II.
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
On February 10, 2025, the Company and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and the Company contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, the Company entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became a wholly owned subsidiary of the Company and in connection therewith the CCLF board members resigned.
Selected Financial Data
Since inception of Credit Fund II and through December 31, 2024, the Company and CCLF made capital contributions of $78,096 and $12,709 in members’ equity, respectively, to Credit Fund II.

Below is certain summarized consolidated information for Credit Fund II as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $195,967 and $251,107, respectively)	$191,030	$237,914
Cash and cash equivalents(1)	5,011	6,593
Other assets	1,762	2,818
Total assets	$197,803	$247,325
LIABILITIES AND MEMBERS’ EQUITY
Notes payable, net of unamortized debt issuance costs of $495 and $839, respectively	$109,065	$156,661
Other liabilities	12,672	10,526
Total members' equity(2)	76,066	80,138
Total liabilities and members’ equity	$197,803	$247,325
(1)As of December 31, 2024 and 2023, all of Credit Fund II’s cash and cash equivalents was restricted.
(2)As of December 31, 2024 and 2023, the fair value of Company's ownership interest in the members' equity was $63,997 and $67,419, respectively.

	For the years ended December 31,
	2024	2023	2022
Selected Consolidated Statements of Operations Information:
Total investment income	$26,295	$28,010	$20,595
Expenses
Interest expense and credit facility fees	12,671	12,753	7,403
Other expenses	763	903	842
Total expenses	13,434	13,656	8,245
Net investment income (loss)	12,861	14,354	12,350
Net realized gain (loss) on investments	(9,850)	69	—
Net change in unrealized appreciation (depreciation) on investments	8,256	(7,798)	(6,069)
Net increase (decrease) resulting from operations	$11,267	$6,625	$6,281
Below is a summary of Credit Fund II’s portfolio, followed by a listing of the loans in Credit Fund II’s portfolio as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Senior secured loans(1)	$198,678	$255,486
Number of portfolio companies in Credit Fund II	29	36
Average amount per portfolio company(1)	$6,851	$7,097
Number of loans on non-accrual status	1	1
Fair value of loans on non-accrual status	$424	$—
Percentage of portfolio at floating interest rates(2)(3)	100.0%	97.9%
Percentage of portfolio at fixed interest rates(3)	—%	2.1%
Fair value of loans with PIK provisions	$24,344	$20,117
Percentage of portfolio with PIK provisions(3)	12.7%	8.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (95.0% of fair value)
Accession Risk Management Group, Inc.	^	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$9,798	$9,703	$9,894
Alpine Acquisition Corp II	^	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	3,202	3,134	2,571
Appriss Health, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.70%	5/6/2027	7,352	7,277	7,304
Ascend Buyer, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	5.75%	10.17%	9/30/2028	8,894	8,786	8,882
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(6)	Software	SOFR	3.00%, 4.00% PIK	11.33%	12/24/2026	4,511	4,475	4,368
BMS Holdings III Corp.	^	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	3,174	3,150	3,063
Comar Holding Company, LLC	^	(2)(3)(6)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2026	9,095	9,088	8,226
Cority Software Inc. (Canada)	^	(2)(3)	Software	SOFR	4.75%	9.34%	7/2/2026	9,727	9,681	9,708
Dwyer Instruments, Inc.	^	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	9,714	9,683	9,714
Hoosier Intermediate, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.52%	11/15/2028	6,317	6,185	6,317
HS Spa Holdings Inc.	^	(2)(3)	Consumer Services	SOFR	5.25%	9.76%	6/2/2029	8,432	8,318	8,483
LVF Holdings, Inc.	^	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	9,900	9,798	9,898
Material Holdings, LLC	^	(2)(3)(6)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2027	6,782	6,782	6,782
Material Holdings, LLC	^	(2)(3)(6)(8)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2027	1,632	633	424
Maverick Acquisition, Inc.	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2027	7,760	7,677	5,646
Medical Manufacturing Technologies, LLC	^	(2)(3)(6)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2027	9,451	9,353	9,306
NMI AcquisitionCo, Inc.	^	(2)(3)(6)	High Tech Industries	SOFR	5.00%	9.36%	9/6/2028	9,792	9,777	9,785
PF Atlantic Holdco 2, LLC	^	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	9,749	9,563	9,749
PXO Holdings I Corp.	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2028	9,798	9,688	9,796
Radwell Parent, LLC	^	(2)(3)	Wholesale	SOFR	5.50%	9.83%	4/1/2029	7,453	7,396	7,396
Spotless Brands, LLC	^	(2)(3)	Consumer Services	SOFR	5.75%	10.03%	7/25/2028	4,925	4,865	4,936
Tank Holding Corp.	^	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	3,784	3,728	3,784
TCFI Aevex LLC	^	(2)(3)(6)	Aerospace & Defense	SOFR	6.00%	10.36%	3/18/2026	1,649	1,641	1,649
Turbo Buyer, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	7,843	7,807	7,323
U.S. Legal Support, Inc.	^	(2)(3)(6)	Business Services	SOFR	5.75%	10.08%	5/31/2026	6,041	6,040	6,022
US INFRA SVCS Buyer, LLC	^	(2)(3)(6)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.04%	4/13/2027	2,654	2,639	2,397
Wineshipping.com LLC	^	(2)(3)(6)	Beverage & Food	SOFR	5.75%	10.29%	10/29/2027	9,749	9,532	8,056
First Lien Debt Total									$186,399	$181,479

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Second Lien Debt (5.0% of fair value)
AP Plastics Acquisition Holdings, LLC	^	(2)(3)(6)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.61%	8/10/2029	$4,500	$4,437	$4,500
AQA Acquisition Holdings, Inc.	^	(2)(3)	High Tech Industries	SOFR	6.25%	10.84%	3/3/2029	5,000	4,920	4,988
Second Lien Debt Total									$9,357	$9,488
Equity Investment (0.0% of fair value)
48forty Intermediate Holdings, Inc.	^	(7)	Transportation: Cargo					0	$—	$—
EvolveIP, LLC	^	(7)	Telecommunications					62	211	63
TW LRW Holdings, LLC	^	(7)	Business Services					2	—	—
Equity Investment Total									$211	$63
Total Investments									$195,967	$191,030
^ Denotes that all or a portion of the assets are owned by Credit Fund II Sub. Credit Fund II Sub has entered into the Credit Fund II Sub Notes. The lenders of the Credit Fund II Sub Notes have a first lien security interest in substantially all of the assets of Credit Fund II Sub. Accordingly, such assets are not available to creditors of Credit Fund II.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund II are domiciled in the United States. As of December 31, 2024, the geographical composition of investments as a percentage of fair value was 5.1% in Canada, 2.3% in Luxembourg, and 92.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund II has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for Credit Fund II's variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.25%.
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
(7)Represents a non-income producing security as of December 31, 2024.
(8)Represents an investment on non-accrual status as of December 31, 2024.

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

Credit Fund II Senior Notes
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders, which has been amended from time to time, most recently on August 4, 2023. The Credit Fund II Senior Notes provides for secured borrowings totaling $157,500 with two tranches, A-1 and A-2 outstanding. The facility is secured by a first lien security interest in substantially all of the portfolio investments held by Credit Fund II Sub. The maturity date of the Credit Fund II Senior Notes is November 3, 2030. Amounts issued for the Class A-1 notes totaled $147,500 and bear interest at a rate of Term SOFR plus 2.85%, and amounts issued for the Class A-2 notes totaled $10,000 and bear interest at Term SOFR plus 3.35%. The A-1 Notes were rated AAA, and the A-2 Notes were rated AA by DBRS Morningstar. The terms of the Credit Fund II Senior Notes provide that as loans pay down, up to $100,000 is available from principal proceeds for reinvestment, and then the investment principal proceeds are used to directly pay down the principal balance on the Credit Fund II Senior Notes. As of December 31, 2024 and 2023, Credit Fund II Sub was in compliance with all covenants and other requirements of its respective credit agreements. For the year ended December 31, 2024, Credit Fund II Sub repaid $47,940 of principal on the Class A-1 notes. No principal repayments were made during the years ended December 31, 2023 and 2022. On February 11, 2025, Credit Fund II Sub repaid the remaining principal balance of the Credit Fund II Senior Notes in full.
7. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2024. There were no outstanding forward currency contracts as of December 31, 2023.

Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$5,831	C$	8,000	$269
Barclays Bank PLC	$5,495		€5,080	230
Barclays Bank PLC	$34,026		£26,243	1,200
				$1,699
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”). Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty.
For financial reporting purposes, any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the interest rate swap agreement are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
For the year ended December 31, 2024, the Company reclassified the fair value related to interest rate swaps from prepaid expenses and other assets to derivative assets, at fair value on the accompanying Consolidated Statements of Assets and Liabilities. This reclassification, which relates to amounts previously reported as of December 31, 2023, was made to align with financial statement presentation in the current period and had no impact on total assets, net income, or cash flows.
The following table is intended to provide additional information about the effect of the forward currency contracts on the consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of December 31, 2024. Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments.

Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$1,699	$—	$1,699	$—	$1,699
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
In October 2024, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. (“JP Morgan”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 18, 2030. Under the interest rate agreement, commencing on the effective date of August 18, 2025, the Company receives a fixed interest rate of 6.75% and pays a floating interest rate based on the compounded average daily SOFR plus 3.235%. The Company designated this interest rate swap as a hedging instrument to the 2030 Notes.
Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 8, Borrowings, to these consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details our interest rate swap contracts outstanding as of as of December 31, 2024 and 2023.

As of	Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
December 31, 2024	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$164	Derivative assets, at fair value
December 31, 2024	JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(6,875)	Derivative liabilities, at fair value

As of	Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
December 31, 2023	Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$985	Derivative assets, at fair value
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net amount recorded in interest expense and credit facility fees was $220 and $48, respectively, for the year ended December 31, 2024 and 2023.
The Company’s interest rate swaps and forward currency contracts are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net in the accompanying Consolidated Statements of Assets and Liabilities.

The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024 and 2023:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
December 31, 2024	Morgan Stanley Capital Services LLC	$164	$—	$—	$(164)	$—
December 31, 2024	JP Morgan Chase Bank N.A.	$—	$—	$—	$—	$—
December 31, 2024	Barclays Bank PLC	$1,699	$—	$—	$—	$1,699
Total		$1,863	$—	$—	$(164)	$1,699

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
December 31, 2024	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
December 31, 2024	JP Morgan Chase Bank N.A.	$6,875	$—	$—	$(6,875)	$—
December 31, 2024	Barclays Bank PLC	$—	$—	$—	$—	$—
Total		$6,875	$—	$—	$(6,875)	$—

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
December 31, 2023	Morgan Stanley Capital Services LLC	$985	$—	$—	$(940)	$45

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
December 31, 2023	Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
8. BORROWINGS
The Company is party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these consolidated financial statements is considered a senior security and is included in the denominator of the calculation. As of December 31, 2024 and 2023, asset coverage was 183.2% and 183.4%, respectively, and the Company is in compliance with all covenants and other requirements of the credit facility agreement.

The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of December 31, 2024 and 2023.

	As of December 31,
	2024	2023
Credit Facility	$213,439	$260,356
2024 Notes	—	190,000
2028 Notes	85,000	85,000
2030 Notes	300,000	—
2015-1R Notes	—	449,200
2015-1N Debt	380,000	—
Total principal amount outstanding	978,439	984,556
Less: unamortized debt issuance costs	(10,790)	(5,358)
Effective interest rate swap hedge	(6,700)	985
Total carrying value	$960,949	$980,183
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, shareholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2024 and 2023, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Below is a summary of the borrowings and repayments under the Credit Facility for the years ended December 31, 2024, 2023, and 2022, and the outstanding balances under the Credit Facility for the respective periods.

	For the years ended December 31,
	2024	2023	2022
Outstanding borrowing, beginning of year	$260,356	$440,441	$407,655
Borrowings	490,567	166,792	372,246
Repayments	(535,525)	(350,408)	(332,758)
Foreign currency translation	(1,959)	3,531	(6,702)
Outstanding borrowing, end of year	$213,439	$260,356	$440,441
The Credit Facility consisted of the following as of December 31, 2024 and 2023:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
December 31, 2024	$790,000	$213,439	$576,561	$509,121
December 31, 2023	$790,000	$260,356	$529,644	$359,675
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2024, 2023, and 2022, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	For the years ended December 31,
	2024	2023	2022
Interest expense	$13,195	$27,189	$15,463
Facility unused commitment fee	2,370	1,297	1,129
Amortization of deferred financing costs and debt issuance costs	856	763	855
Total interest expense and credit facility fees	$16,421	$29,249	$17,447
Cash paid for interest expense and credit facility fees	$15,446	$28,645	$15,528

Weighted average debt principal outstanding	$186,517	$391,923	$399,877
Weighted average interest rate(1)	6.96%	6.84%	3.81%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of December 31, 2024 and 2023, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of December 31,
	2024	2023
Interest expense payable	$88	$209
Unused commitment fees payable	699	462
Interest and credit facility fees payable	$787	$671

Weighted average interest rate	6.18%	7.21%
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
The interest rate on the 2024 Notes is subject to increase (up to an additional 1.00% over the stated rate of such notes) in the event that, subject to certain exceptions, the 2024 Notes cease to have an investment grade rating. The Company is obligated to offer to repay the notes at par if certain change in control events occur. The 2024 Notes were repaid in full at maturity on December 31, 2024.
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”). The 2028 Notes are traded on Nasdaq under the symbol CGBDL. The Company may redeem the 2028 Notes in whole or in part at its option on or after December 1, 2025 at a redemption price of 100% of the outstanding principal amount of 2028 Notes to be redeemed plus accrued and unpaid interest thereon.
On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes” and together with the 2024 Notes and 2028 Notes, the “Senior Notes”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon.
The 2028 Notes and 2030 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The following table details the Company’s Senior Notes as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
2024 Notes	$—	$190,000
2028 Notes	85,000	85,000
2030 Notes	300,000	—
Total principal amount	$385,000	$275,000
Less: unamortized debt issuance costs	(8,572)	(3,434)
Effective interest rate swap hedge	(6,700)	985
Total carrying value	$369,728	$272,551
For the years ended December 31, 2024, 2023, and 2022, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	For the years ended December 31,
	2024	2023	2022
Interest expense(1)	$20,144	$9,660	$8,838
Amortization of deferred financing costs and debt issuance costs	1,088	199	139
Total interest expense and credit facility fees	$21,232	$9,859	$8,977
Cash paid for interest expense and credit facility fees	$16,345	$8,837	$8,836

Weighted average debt principal outstanding	$335,956	$199,574	$190,000
Weighted average interest rate(1)(2)	5.90%	4.77%	4.65%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.

As of December 31, 2024, $4,637 of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of December 31, 2023, no amount was outstanding related to interest and credit facility fees on the Senior Notes. As of December 31, 2024 and 2023, the weighted average interest rates were 6.95% and 5.84%, respectively, inclusive of the effect of the interest rate swaps.
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
The 2028 Notes Indenture and 2030 Notes Indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture and 2030 Notes Indenture. Neither the 2028 Notes Indenture nor the 2030 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of December 31, 2024 and 2023, the Company was in compliance with these terms and conditions.
Securitizations
On June 26, 2015, the Company completed the 2015-1 Debt Securitization. The 2015-1 Notes were issued by the 2015-1 Issuer, a wholly owned and consolidated subsidiary of the Company. The 2015-1 Debt Securitization was executed through a private placement of the 2015-1 Notes, consisting of $273,000 in notes that were issued at par and were scheduled to mature on July 15, 2027. The Company received 100% of the $125,900 in nominal value of the non-interest bearing preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization in exchange for the Company’s contribution to the 2015-1 Issuer of the initial closing date loan portfolio. In connection with the contribution, the Company made customary representations, warranties and covenants to the 2015-1 Issuer in the purchase agreement.
On August 30, 2018, the Company and the 2015-1 Issuer closed the 2015-1 Debt Securitization Refinancing. On the closing date of the 2015-1 Debt Securitization Refinancing, the 2015-1 Issuer, refinanced the 2015-1 Notes with the 2015-1R Notes, reduced the 2015-1 Issuer Preferred Interests by approximately $21,375 to approximately $104,525 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to October 15, 2023 and October 15, 2031, respectively.
Following the 2015-1 Debt Securitization Refinancing, the Company retained the 2015-1 Issuer Preferred Interests. The 2015-1R Notes in the 2015-1 Debt Securitization Refinancing were issued by the 2015-1 Issuer and were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans.
On June 30, 2023, the 2015-1R Notes were amended to transition the benchmark rate to the Term SOFR Rate plus a Term SOFR adjustment (LIBOR prior to the 2015-1R Effective Date, as defined). The amendment was effective at the commencement of the next succeeding interest accrual period following the date of the amendment (the “2015-1R Effective Date”).
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410.0 million collateralized loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and

July 1, 2036, respectively. As of December 31, 2024, the Company retains the $30.0 million Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of December 31, 2024:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000
Total Principal Amount Outstanding				$380,000
Less: unamortized debt issuance costs				(2,218)
Total Carrying Value				$377,782
(1)Excludes $30 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
The following table summarizes the terms of the 2015-1R Notes and the principal amount and carrying value as of December 31, 2023:

				As of
2015-1R Notes Tranche	Credit Rating	Reference Rate(1)	Spread / Fixed Interest Rate	December 31, 2023
Class A-1-1-R	AAA	SOFR	1.55%	$234,800
Class A-1-2-R	AAA	SOFR	1.78%	50,000
Class A-1-3-R	AAA	Fixed Rate	4.56%	25,000
Class A-2-R	AA	SOFR	2.20%	66,000
Class B	Single A	SOFR	3.15%	46,400
Class C	BBB-	SOFR	4.00%	27,000
Total Principal Amount Outstanding				$449,200
Less: unamortized debt issuance costs				(1,924)
Total Carrying Value				$447,276
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the years ended December 31, 2024 and 2023. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2024, the Company was in compliance with its undertaking.
As of December 31, 2024, the 2015-1N Debt was secured by 78 investments with a total fair value of approximately $489,598 and cash of $19,338. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.
For the years ended December 31, 2024, 2023, and 2022, the components of interest expense and credit facility fees on the Securitizations were as follows:

	For the years ended December 31,
	2024	2023	2022
Interest expense	$29,373	$32,356	$17,535
Amortization of deferred financing costs and debt issuance costs	1,459	247	141
Total interest expense and credit facility fees	$30,832	$32,603	$17,676
Cash paid for interest expense and credit facility fees	$31,836	$30,875	$14,117

Weighted average debt principal outstanding	$398,459	$449,200	$449,200
Weighted average interest rate(1)	7.61%	7.16%	6.00%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of December 31, 2024 and 2023, $5,429 and $7,098, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of December 31, 2024 and 2023, the weighted average interest rates were 6.59% and 7.49%, respectively, based on benchmark rates.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2024 and 2023:

	As of December 31,
Payment Due by Period	2024	2023
Less than one year	$—	$—
1-3 years	36,319	190,000
3-5 years	262,120	345,356
More than 5 years	680,000	449,200
Total	$978,439	$984,556
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the audited consolidated financial statements as of December 31, 2024 and 2023 for any such exposure.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of December 31,
	2024	2023
Unfunded delayed draw commitments	$105,485	$68,017
Unfunded revolving loan commitments	73,762	66,392
Total unfunded commitments	$179,247	$134,409
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 50,906,262 and 50,794,941 shares were issued and outstanding as of December 31, 2024 and 2023, respectively. The Company has 2,000,000 shares of preferred stock, par value $0.01 per share, which are fully issued and outstanding as of December 31, 2024 and 2023.
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
The Preferred Stock is convertible, in whole or in part, at the option of the holder of the Preferred Stock into the number of shares of common stock equal to the Liquidation Preference plus any accumulated but unpaid dividends, divided by an initial conversion price of $9.50, subject to certain adjustments to prevent dilution as set forth in the Company's articles supplementary (the “Articles Supplementary”) that establishes the terms of the Preferred Stock. The conversion price as of December 31, 2024 was $8.87. Effective as of May 5, 2023, the Company, with the approval of the Board of Directors, including a majority of the Independent Directors, has the option to redeem all of the Preferred Stock for cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends. The holders of the Preferred Stock have the right to convert all or a portion of their shares of Preferred Stock prior to the date fixed for such redemption. Effective as of May 5, 2027, the holders of the Preferred Stock have the option to require the Company to redeem any or all of the then-outstanding Preferred Stock upon 90 days’ notice. The form of consideration used in any such redemption is at the option of the Board of Directors, including a majority of the Independent Directors, and may be cash consideration equal to the Liquidation Preference plus any accumulated but unpaid dividends, or shares of common stock. Holders also have the right to redeem the Preferred Stock upon a Change in Control (as defined in the Articles Supplementary).
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
At the closing of the Mergers, the Company and CIM, as the holder of record of the Preferred Stock, will enter into a lock-up agreement (the “Lock-Up Agreement”), pursuant to which, during the specified restricted period, CIM may not transfer (whether by sale, gift, merger, by operation of law or otherwise), assign, pledge or otherwise dispose of or encumber (collectively, a “Transfer”) its shares of the Company’s common stock resulting from the Preferred Stock Exchange unless the Board of Directors consents to such Transfer and such Transfer is made in accordance with applicable securities and other laws. Refer to Note 15, Merger with CSL III, to these consolidated financial statements for further information about the Merger Agreement and the Mergers.

The following table summarizes the Company’s dividends declared on the Preferred Stock during the three most recent fiscal years. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2022
March 25, 2022	March 31, 2022	March 31, 2022	$0.438
June 27, 2022	June 30, 2022	June 30, 2022	0.438
September 22, 2022	September 30, 2022	September 30, 2022	0.438
December 16, 2022	December 30, 2022	December 30, 2022	0.438
Total			$1.752
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
June 25, 2024	June 28, 2024	June 28, 2024	0.438
September 26, 2024	September 30, 2024	September 30, 2024	0.438
December 11, 2024	December 31, 2024	December 31, 2024	0.438
Total			$1.752
Company Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2025, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through December 31, 2024, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the year ended December 31, 2024, there were no share repurchases. For the year ended December 31, 2023 and 2022, the Company repurchased and extinguished 265,195 and 2,082,318 shares for $3,993 and $28,457, respectively. There were 111,321 shares of common stock issued for $2,003 related to dividend reinvestment during the year ended December 31, 2024. No shares were issued during the years ended December 31, 2023 and 2022.

The following table summarizes capital activity during the year ended December 31, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Dividend reinvestment	—	—	111,321	1	2,002	—	—	—	—	2,003
Net investment income (loss)	—	—	—	—	—	—	105,252	—	—	105,252
Net realized gain (loss)	—	—	—	—	—	—	—	(39,753)	—	(39,753)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	23,479	23,479
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(98,589)	—	—	(98,589)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(3,375)	—	(786)	4,161	—	—
Balance, December 31, 2024	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
The following table summarizes capital activity during the year ended December 31, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	109,971	—	—	109,971
Net realized gain (loss)	—	—	—	—	—	—	—	(20,853)	—	(20,853)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	3,162	3,162
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(92,898)	—	—	(92,898)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(2,553)	—	2,393	160	—	—
Balance, December 31, 2023	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812

The following tables summarize capital activity during the year ended December 31, 2022:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2022	2,000,000	$50,000	53,142,454	$532	$1,052,427	$(1,633)	$19,562	$(123,297)	$(48,787)	$948,804
Repurchase of common stock	—	—	(2,082,318)	(21)	(28,436)	—	—	—	—	(28,457)
Net investment income (loss)	—	—	—	—	—	—	104,042	—	—	104,042
Net realized gain (loss)	—	—	—	—	—	—	—	523	—	523
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(18,928)	(18,928)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(88,561)	—	—	(88,561)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(1,767)	—	8,054	(6,287)	—	—
Balance, December 31, 2022	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
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
The following table summarizes the Shares issued under the dividend reinvestment plan during the year ended December 31, 2024:

	Shares Issued	Total Consideration
For the year ended December 31, 2024
July 17, 2024	53,517	$977
October 17, 2024	57,804	1,026
Total	111,321	$2,003
No shares were issued under the dividend reinvestment plan during the years ended December 31, 2023 and 2022.
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

Basic and diluted earnings per common share were as follows:

	For the years ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$85,478	$88,978	$88,780	$92,280	$82,137	$85,637
Weighted-average common shares outstanding	50,831,205	56,468,099	50,817,659	56,311,555	52,112,420	57,482,099
Basic and diluted earnings per share	$1.68	$1.58	$1.75	$1.64	$1.58	$1.49
The following table summarizes updates to the Company’s dividend policy as of December 31, 2024. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
The following table summarizes the Company’s dividends declared on its common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 18, 2022	March 31, 2022	April 15, 2022	$0.32
February 18, 2022	March 31, 2022	April 15, 2022	$0.08	(1)
May 2, 2022	June 30, 2022	July 15, 2022	$0.32
May 2, 2022	June 30, 2022	July 15, 2022	$0.08	(1)
August 8, 2022	September 30, 2022	October 14, 2022	$0.34
August 8, 2022	September 30, 2022	October 14, 2022	$0.06	(1)
October 31, 2022	December 30, 2022	January 16, 2023	$0.36
October 31, 2022	December 30, 2022	January 16, 2023	$0.08	(1)
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	For the years ended December 31,
	2024	2023	2022	2021	2020
Per Common Share Data:
Net asset value per common share, beginning of year	$16.99	$16.99	$16.91	$15.39	$16.56
Net investment income (loss)(1)	2.00	2.10	1.93	1.53	1.54
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.32)	(0.35)	(0.35)	1.36	(1.46)
Net increase (decrease) in net assets resulting from operations	1.68	1.75	1.58	2.89	0.08
Dividends declared(2)	(1.87)	(1.76)	(1.64)	(1.50)	(1.47)
Other(3)	—	—	0.01	0.03	—
Accretion due to share repurchases	—	0.01	0.13	0.10	0.22
Net asset value per common share, end of year	$16.80	$16.99	$16.99	$16.91	$15.39
Market price per common share, end of year	$17.93	$14.96	$14.31	$13.73	$10.26
Number of common shares outstanding, end of year	50,906,262	50,794,941	51,060,136	53,142,454	55,320,309
Total return based on net asset value(4)	10.21%	12.59%	13.00%	19.62%	1.81%
Total return based on market price(5)	33.59%	17.71%	17.22%	48.44%	(12.33)%
Net assets attributable to Common Stockholders, end of year	$855,204	$862,812	$867,423	$898,804	$851,363
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	12.28%	12.66%	9.23%	7.62%	8.48%
Expenses after incentive fees	14.80%	15.29%	11.65%	9.63%	10.59%
Expenses gross of waiver, after incentive fees	14.80%	15.29%	11.65%	9.63%	10.59%
Net investment income (loss)	12.23%	12.77%	11.75%	9.91%	10.08%
Interest expense and credit facility fees	7.96%	8.33%	4.96%	3.51%	4.49%
Ratios/Supplemental Data:
Asset coverage, end of year	183.16%	183.40%	176.79%	181.94%	182.09%
Portfolio turnover	27.90%	12.05%	30.00%	45.44%	33.06%
Weighted-average common shares outstanding	50,831,205	50,817,659	52,112,420	54,244,432	56,421,137
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

The following is a schedule of consolidated financial highlights for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	For the years ended December 31,
	2019	2018	2017	2016	2015
Per Common Share Data:
Net asset value per common share, beginning of year	$17.09	$18.12	$18.32	$18.14	$18.86
Net investment income (loss)(1)	1.79	1.73	1.74	1.65	1.43
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(0.75)	(1.10)	(0.19)	0.20	(0.52)
Net increase (decrease) in net assets resulting from operations	1.04	0.63	1.55	1.85	0.91
Dividends declared(2)	(1.74)	(1.68)	(1.64)	(1.68)	(1.74)
Other(3)	—	—	—	—	—
Accretion due to share repurchases	0.17	0.02	—	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs	—	—	(0.11)	0.01	0.11
Net asset value per common share, end of year	$16.56	$17.09	$18.12	$18.32	$18.14
Market price per common share, end of year	$13.38	$12.40	$20.04	n/a	n/a
Number of common shares outstanding, end of year	57,763,811	62,230,251	62,207,603	41,702,318	31,524,083
Total return based on net asset value(4)	7.08%	3.59%	7.86%	10.25%	5.41%
Total return based on market price(5)	21.94%	(29.74)%	14.97%	n/a	n/a
Net assets attributable to Common Stockholders, end of year	$956,471	$1,063,218	$1,127,304	$764,137	$571,726
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	8.79%	6.77%	5.25%	5.46%	5.11%
Expenses after incentive fees	11.05%	8.81%	7.39%	7.69%	6.94%
Expenses gross of waiver, after incentive fees	11.05%	8.81%	7.97%	8.62%	7.86%
Net investment income (loss)	10.47%	9.64%	9.35%	8.93%	7.33%
Interest expense and credit facility fees	5.22%	3.57%	2.69%	2.85%	2.37%
Ratios/Supplemental Data:
Asset coverage, end of period	181.01%	210.31%	234.86%	209.97%	212.70%
Portfolio turnover	38.97%	45.88%	49.18%	32.39%	26.04%
Weighted-average common shares outstanding	60,189,502	62,533,614	52,997,450	36,152,390	24,830,200
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

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
December 31, 2024	$1,028.4	$1,832.0	—	N/A
December 31, 2023	$1,034.6	$1,834.0	—	N/A
December 31, 2022	$1,129.6	$1,768.0	—	N/A
December 31, 2021	$1,096.9	$1,819.0	—	N/A
December 31, 2020	$1,037.1	$1,821.0	—	N/A
December 31, 2019	$1,180.8	$1,810.0	—	N/A
December 31, 2018	$963.8	$2,103.0	—	N/A
December 31, 2017	$835.9	$2,349.0	—	N/A
December 31, 2016	$694.9	$2,100.0	—	N/A
December 31, 2015	$507.3	$2,127.0	—	N/A
December 31, 2014	$308.4	$2,097.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
SPV Credit Facility(5)
December 31, 2019	$232.5	$356.0	—	N/A
December 31, 2018	$224.1	$489.0	—	N/A
December 31, 2017	$287.4	$808.0	—	N/A
December 31, 2016	$252.9	$764.0	—	N/A
December 31, 2015	$170.3	$714.0	—	N/A
December 31, 2014	$246.4	$1,675.0	—	N/A
December 31, 2013	$66.8	$3,784.0	—	N/A
Credit Facility(6)
December 31, 2024	$213.4	$381.0	—	N/A
December 31, 2023	$260.4	$462.0	—	N/A
December 31, 2022	$440.4	$689.0	—	N/A
December 31, 2021	$407.7	$676.0	—	N/A
December 31, 2020	$347.9	$611.0	—	N/A
December 31, 2019	$384.1	$589.0	—	N/A
December 31, 2018	$290.5	$634.0	—	N/A
December 31, 2017	$275.5	$774.0	—	N/A
December 31, 2016	$169.0	$511.0	—	N/A
December 31, 2015	$64.0	$268.0	—	N/A
December 31, 2014	$62.0	$421.0	—	N/A
2015-1 Notes(7)
December 31, 2017	$273.0	$767.0	—	N/A
December 31, 2016	$273.0	$825.0	—	N/A
December 31, 2015	$273.0	$1,145.0	—	N/A
2015-1R Notes(7)
December 31, 2023	$449.2	$796.0	—	N/A
December 31, 2022	$449.2	$703.0	—	N/A
December 31, 2021	$449.2	$745.0	—	N/A
December 31, 2020	$449.2	$789.0	—	N/A
December 31, 2019	$449.2	$689.0	—	N/A
December 31, 2018	$449.2	$980.0	—	N/A
2015-1N Debt(7)
December 31, 2024	$380.0	$677.0	—	N/A
2019 Notes(8)
December 31, 2023	$115.0	$204.0	—	N/A

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2022	$115.0	$180.0	—	N/A
December 31, 2021	$115.0	$191.0	—	N/A
December 31, 2020	$115.0	$202.0	—	N/A
December 31, 2019	$115.0	$176.0	—	N/A
2020 Notes(9)
December 31, 2023	$75.0	$133.0	—	N/A
December 31, 2022	$75.0	$117.0	—	N/A
December 31, 2021	$75.0	$124.0	—	N/A
December 31, 2020	$75.0	$132.0	—	N/A
2028 Notes(10)
December 31, 2024	$85.0	$151.0	—	25.64
December 31, 2023	$85.0	$151.0	—	25.47
2030 Notes(11)
December 31, 2024	$300.0	$534.0	—	N/A
Preferred Stock(12)
December 31, 2024	$50.0	$89.0	—	N/A
December 31, 2023	$50.0	$89.0	—	N/A
December 31, 2022	$50.0	$78.0	—	N/A
December 31, 2021	$50.0	$83.0	—	N/A
December 31, 2020	$50.0	$88.0	—	N/A
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
(4)Not applicable because the senior securities (except the 2028 Notes) are not registered for public trading. For the 2028 Notes, the amount represents the average of the daily closing prices on NASDAQ, for (a) the period from November 14, 2023 through December 31, 2023, (b) the entire 2024 fiscal year, with respect to the year end December 31, 2024.
(5)On May 24, 2013, the SPV closed on a senior secured credit facility (the “SPV Credit Facility”). On December 11, 2020, the SPV repaid all outstanding amounts under the SPV Credit Facility and the facility was terminated.
(6)On March 21, 2014, the Company closed on the Credit Facility.
(7)On June 26, 2015, the Company completed a $400 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing the 2015-1R Notes. On July 2, 2024, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt.
(8)On December 30, 2019, the Company closed a private offering of the 2019 Notes. On December 31, 2024, the 2019 Notes were repaid in full at maturity.
(9)On December 11, 2020, the Company closed a private offering of the 2020 Notes. On December 31, 2024, the 2020 Notes were repaid in full at maturity.
(10)On November 20, 2023, the Company completed a public offering of the 2028 Notes.
(11)On October 18, 2024, the Company completed a public offering of the 2030 Notes.
(12)On May 5, 2020, the Company issued the Preferred Stock.
12. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed on the accompanying Consolidated Statements of Operations.

13. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2024 and 2023, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.
14. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2024 and 2023.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2024 and 2023, the Company had filed tax returns. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2024 and 2023, permanent differences primarily due to non-deductible excise tax, non-deductible offering costs, and the tax treatment of partnership investments resulted in a net increase in distributable earnings (loss) by $3,375 and $2,553, respectively, and net decrease in additional paid-in capital in excess of par by $3,375 and $2,553, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2024, 2023, and 2022 was as follows:

	For the years ended December 31,
	2024	2023	2022
Ordinary income	$98,589	$92,898	$88,561
Tax return of capital	$—	$—	$—
Income Tax Information and Distributions to Stockholders
As of December 31, 2024 and 2023, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of December 31,
	2024	2023
Undistributed ordinary income	$72,785	$63,107
Other book/tax temporary differences(1)	(10)	(525)
Capital loss carryforwards	(199,701)	(153,369)
Net unrealized appreciation (depreciation) on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities(2)	(31,054)	(60,957)
Total accumulated earnings (deficit)	$(157,980)	$(151,744)
(1)Consists of the unamortized portion of organization costs as of December 31, 2024 and 2023, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, return of capital distributions from underlying investments, the tax treatment of contingent payment debt instruments, and material modifications of investments.
As of December 31, 2024 and 2023, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities were as follows:

	As of December 31,
	2024	2023
Cost of investments	$1,839,769	$1,901,299
Gross unrealized appreciation	35,757	46,846
Gross unrealized depreciation	(66,811)	(107,803)
Net unrealized appreciation (depreciation)	$(31,054)	$(60,957)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2024 and 2023, the Company had $199,701 and $153,369, of capital loss carryforwards, respectively, of which $52,879 and $27,003 were short-term capital loss carryforwards, respectively, and $146,822 and $126,366 were long-term capital loss carryforwards, respectively.
15. MERGER WITH CSL III
Merger Agreement with CSL III
On August 2, 2024, the Company entered into the Merger Agreement with CSL III, Merger Sub, and, solely for the limited purposes set forth therein, the Advisors, pursuant to which, on the terms and subject to the conditions sets forth in the Merger Agreement, (i) Merger Sub will merge with and into CSL III, with CSL III continuing as the surviving company as a wholly owned subsidiary of the Company, and (ii) immediately thereafter, CSL III will merge with and into the Company, with the Company continuing as the surviving company. The Board of Directors of the Company and the board of trustees of CSL III, in each case, on the recommendation of a special committee comprised solely of certain independent directors or trustees of the Company or CSL III, as applicable, have approved the Merger Agreement and the transactions contemplated thereby. The parties to the Merger Agreement intend the Mergers to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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

16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.
On February 18, 2025, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share plus a supplemental common stock dividend of $0.05 per share, which are payable on April 17, 2025 to common stockholders of record on March 24, 2025.
On February 20, 2025, the Investment Advisory Agreement was amended after approval of the Board of Directors, including a majority of the Independent Directors, on February 18, 2025. The calculations for both net investment income incentive fee and the capital gains were amended to exclude any accretion of purchase discounts resulting from acquisition-related accounting adjustments, to the extent their inclusion would increase incentive fees.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
    During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2025 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020).

2.2
Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., and (for the limited purposes set forth therein) CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of August 2, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on August 5, 2024).

2.3
Amendment to the Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of January 3, 2025 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017)

3.3	Articles Supplementary of TCG BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020)

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

3.5	First Amendment to the Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017)

4.1	Form of Subscription Agreement for Private Offerings (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

4.2	Description of Registered Securities*

4.3
Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020)

4.4
Indenture, dated November 20, 2023, between Carlyle Secured Lending, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed by the Company on November 20, 2023).

4.5
First Supplemental Indenture, dated as of November 20, 2023, between Carlyle Secured Lending, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed by the Company on November 20, 2023)

4.6
Second Supplemental Indenture, dated as of October 18, 2024, between Carlyle Secured Lending, Inc. and U.S. Bank Trust Company, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

10.1
Indenture, dated as of June 26, 2015, between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 12, 2015)

10.2	Dividend Reinvestment Plan for TCG BDC, Inc. (Incorporated by reference to Exhibit (e)(2) to the Company’s Form N-2/A filed by the Company on June 5, 2017)

10.3
Second Amended and Restated Investment Advisory Agreement, dated August 6, 2018, by and between the Company and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on November 6, 2018)

10.4
Custodian Agreement, dated March 21, 2012, between Carlyle GMS Finance, Inc. and State Street Bank and Trust Company, as custodian (Incorporated by reference to Exhibit (j) to the Company’s Registration Statement on Form N-2 filed by the Company on May 19, 2017)

10.5
Administration Agreement, dated as of April 3, 2013 by and between Carlyle GMS Finance, Inc. and Carlyle GMS Finance Administration L.L.C., as administrator (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

10.6	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

10.7
Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015)

10.8
Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015)

10.9
Fifth Amended and Restated Limited Liability Company Agreement, dated as of April 20, 2023, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 8, 2023)

10.10
Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017)

10.11
First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018)

10.12
Note Purchase Agreement, dated December 30, 2019, by and between TCG BDC, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 30, 2019)

10.13
First Supplement to Master Note Purchase Agreement dated as of December 8, 2020, by and between TCG BDC, Inc. and the purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on December 11, 2020)

10.14
Second Supplemental Indenture, dated as of June 30, 2023, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2023).

10.15
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 12 dated as of May 29, 2024, among Carlyle Secured Lending Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed by the Company on August 5, 2024).

10.16
Third Supplemental Indenture, dated as of July 2, 2024 to the Indenture dated as of June 26, 2015 between Carlyle Direct Lending CLO 2015-1R LLC and State Street Bank and Trust Company as trustee (Incorporated by reference to Exhibit 10.24 to the Company’s Form 8-K filed by the Company on July 9, 2024).

10.17
Second Amendment to Collateral Management Agreement, dated as of July 2, 2024, to the Collateral Management Agreement entered into by Carlyle Direct Lending CLO 2015-1R LLC and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.25 to the Company’s Form 8-K filed by the Company on July 9, 2024)

10.18	Third Amended and Restated Investment Advisory Agreement, dated February 20, 2025, by and between the Company and Carlyle Global Credit Investment Management L.L.C.*

19.1	The Carlyle Group Policies and Procedures Regarding Material, Non-Public Information and the Prevention of Insider Trading.*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed by the Company on February 26, 2024).

99.1	Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2024 and 2023.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*    Filed herewith.

(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
Consolidated Financial Statements of Middle Market Credit Fund, LLC for the years ended December 31, 2024 and 2023 are filed as Exhibit 99.1 hereto.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.
Dated: February 25, 2025	By	/s/ Justin V. Plouffe
Justin V. Plouffe
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 25, 2025	By	/s/ Justin V. Plouffe
Justin V. Plouffe
President and Chief Executive Officer (principal executive officer)

Dated: February 25, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Chief Financial Officer (principal financial officer)

Dated: February 25, 2025	By	/s/ Nelson Joseph
Nelson Joseph
Treasurer (principal accounting officer)

Dated: February 25, 2025	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 25, 2025	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 25, 2025	By	/s/ Mark Jenkins
Mark Jenkins
Director

Dated: February 25, 2025	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 25, 2025	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: February 25, 2025	By	/s/ William H. Wright II
William H. Wright II
Director