Form 10-Q
period 2025-03-31
Carlyle Secured Lending, Inc.
filed 2025-05-06
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 5, 2025 was 72,902,981.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,076,126 and $1,510,256, respectively)	$2,050,323	$1,485,049
Investments—non-controlled/affiliated, at fair value (amortized cost of $67,371 and $66,859, respectively)	73,912	71,861
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $271,097, respectively)	121,391	246,633
Total investments, at fair value (amortized cost of $2,273,998 and $1,848,212, respectively)	2,245,626	1,803,543
Cash, cash equivalents and restricted cash	250,883	56,575
Receivable for investments sold	644	25,407
Interest and dividend receivable	25,154	32,436
Derivative assets, at fair value (Note 7)	306	1,863
Prepaid expenses and other assets	11,195	6,169
Total assets	$2,533,808	$1,925,993
LIABILITIES
Debt and secured borrowings (Note 8)	$1,247,186	$960,949
Payable for investments purchased	16,395	1,353
Interest and credit facility fees payable (Note 8)	12,061	10,853
Dividend payable (Note 10)	22,931	22,908
Base management and incentive fees payable (Note 4)	13,405	11,908
Administrative service fees payable (Note 4)	986	885
Derivative liabilities, at fair value (Note 7)	3,502	6,875
Other accrued expenses and liabilities	4,953	5,058
Total liabilities	1,321,419	1,020,789
Commitments and contingencies (Notes 9 and 13)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 0 and 2,000,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 72,902,981 and 50,906,262 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	729	509
Paid-in capital in excess of par value	1,380,976	1,014,308
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(167,683)	(157,980)
Total net assets	$1,212,389	$905,204
NET ASSETS PER COMMON SHARE	$16.63	$16.80
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$41,139	$42,765
PIK income	4,867	5,507
Other income	949	1,780
Total investment income from non-controlled/non-affiliated investments	46,955	50,052
From non-controlled/affiliated investments:
Interest income	841	3,677
PIK income	512	—
Other income	2	2
Total investment income from non-controlled/affiliated investments	1,355	3,679
From controlled/affiliated investments:
Dividend income	6,554	8,276
Total investment income from controlled/affiliated investments	6,554	8,276
Total investment income	54,864	62,007
Expenses:
Base management fees (Note 4)	7,609	6,888
Incentive fees (Note 4)	4,400	5,867
Professional fees	715	745
Administrative service fees (Note 4)	406	501
Interest expense and credit facility fees (Note 8)	18,603	17,863
Directors’ fees and expenses	148	151
Other general and administrative	678	713
Total expenses	32,559	32,728
Net investment income (loss) before taxes	22,305	29,279
Excise tax expense	676	830
Net investment income (loss)	21,629	28,449
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(7,027)	(23,199)
Non-controlled/affiliated investments	—	4,013
Controlled/affiliated investments	(14,502)	—
Net realized currency gain (loss) on non-investment assets and liabilities	(596)	640
Net realized gain (loss) on forward currency contracts	2,784	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(596)	27,426
Non-controlled/affiliated investments	1,539	(8,313)
Controlled/affiliated investments	15,354	(781)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(1,339)	1,029
Net change in unrealized gain (loss) on forward currency contracts	(3,192)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,575)	815
Net increase (decrease) in net assets resulting from operations	14,054	29,264
Preferred stock dividend	826	875
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$13,228	$28,389

	Three Months Ended March 31,
	2025	2024
Basic and diluted earnings per common share (Note 10)
Basic	$0.25	$0.56
Diluted	$0.25	$0.52
Weighted-average shares of common stock outstanding (Note 10)
Basic	51,923,228	50,794,941
Diluted	57,339,759	56,330,563
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$21,629	$28,449
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(19,341)	(18,546)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	11,766	19,361
Net increase (decrease) in net assets resulting from operations	14,054	29,264
Capital transactions:
Common stock issued, net of offering and underwriting costs	101	—
Preferred Stock Exchange	(50,000)	—
Common Stock issued - Preferred Stock Exchange	50,000	—
Common stock issued - CSL III Merger	315,838	—
Reinvestment of dividends	949	—
Dividends declared on preferred and common stock (Note 10)	(23,757)	(25,256)
Net increase (decrease) in net assets resulting from capital transactions	293,131	(25,256)
Net increase (decrease) in net assets	307,185	4,008
Net assets at beginning of period	905,204	912,812
Net assets at end of period	$1,212,389	$916,820
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$14,054	$29,264
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	721	515
Net accretion of discount on investments	(2,968)	(3,158)
Paid-in-kind interest	(5,674)	(5,797)
Net realized (gain) loss on investments	21,529	19,186
Net realized currency (gain) loss on non-investment assets and liabilities	596	(640)
Net realized (gain) loss on forward currency contracts	(2,784)	—
Net change in unrealized (appreciation) depreciation on investments	(16,297)	(18,332)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	1,339	(1,029)
Net change in unrealized (gain) loss on forward currency contracts	3,192	—
Net change in unrealized (gain) loss on interest rate swaps	5,007	(950)
Cost of investments purchased and change in payable for investments purchased	(316,353)	(66,911)
Proceeds from sales and repayments of investments and change in receivable for investments sold	395,235	132,614
Cash acquired in CSL III Merger	37,751	—
Cash acquired in Credit Fund II Purchase	6	—
Changes in operating assets:
Interest and dividend receivable	17,928	(215)
Prepaid expenses and other assets	115	4
Changes in operating liabilities:
Interest and credit facility fees payable	(1,458)	(566)
Base management and incentive fees payable	84	(312)
Administrative service fees payable	41	(239)
Other accrued expenses and liabilities	(6,263)	(2,429)
Net cash provided by (used in) operating activities	145,801	81,005
Cash flows from financing activities:
Borrowings on Credit Facility	288,932	49,000
Repayments of Credit Facility	(215,500)	(74,000)
Repayments of 2015-1R Notes	—	(23,274)
Debt issuance costs paid	(2,241)	(33)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	101	—
Dividends paid in cash	(22,785)	(23,224)
Net cash provided by (used in) financing activities	48,507	(71,531)
Net increase (decrease) in cash, cash equivalents and restricted cash	194,308	9,474
Cash, cash equivalents and restricted cash, beginning of period	56,575	60,447
Cash, cash equivalents and restricted cash, end of period	$250,883	$69,921

	Three Months Ended March 31,
	2025	2024

Supplemental disclosures:
Interest and credit facility fees paid during the period	$21,735	$17,924
Taxes, including excise tax, paid during the period	$2,723	$2,432
Dividends declared on preferred and common stock during the period	$23,757	$25,256
Dividends reinvested during the period	$949	$—

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$50,000	$—
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$483,736	$—
Interest receivable	7,909	—
Other assets	9,907	—
Total non-cash assets acquired	$501,552	$—
Liabilities assumed:
Debt	$206,000	$—
Interest payable	2,666	—
Incentive fee payable	1,413	—
Derivative liabilities, at fair value	812	—
Other liabilities	12,839	—
Total liabilities assumed	$223,730	$—
Issuance of common stock pursuant to CSL III Merger	$315,838	$—
Merger costs capitalized into purchase price	$1,650	$—

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$191,097	$—
Interest receivable	2,737	—
Total non-cash assets acquired	$193,834	$—
Liabilities assumed:
Other liabilities	$227	$—
Total liabilities assumed:	$227	$—
Consolidation of investments in Credit Fund II	$193,614	$—
Transaction costs capitalized into purchase price	$103	$—
(1)Refer to Note 15, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (81.3% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.05%	3/31/2025	3/31/2031	$19,277	$19,046	$19,046	1.57%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.30%	3/31/2025	12/31/2027	—	(78)	(78)	(0.01)
Accession Risk Management Group, Inc.	(a)(b)(c)(d)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.07%	11/1/2019	11/1/2029	31,718	31,849	31,845	2.63
ACR Group Borrower, LLC	(d)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	9.04%	3/27/2025	3/31/2028	1,406	1,412	1,406	0.12
ADPD Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.32%	8/16/2022	8/15/2028	21,200	19,693	18,877	1.56
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.66%	12/17/2020	12/17/2027	15,356	15,195	15,375	1.27
AI Grace AUS Bidco Pty LTD (Australia)	(b)(d)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.56%	12/5/2023	12/5/2029	4,571	4,497	4,514	0.37
Allied Benefit Systems Intermediate LLC	(a)(d)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.56%	10/31/2023	10/31/2030	7,641	7,706	7,717	0.64
Alpine Acquisition Corp II	(a)(b)(c)(d)	(2)(3)(15)	Transportation: Cargo	SOFR	2.50%, 7.82% PIK	10.32%	4/19/2022	11/30/2029	21,274	17,758	14,616	1.21
AmpersCap LLC	(a)(d)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.55%	12/17/2024	12/17/2032	5,436	5,356	5,338	0.44
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.50%	8.92%	3/28/2025	8/10/2030	1,319	1,319	1,302	0.11
Apex Companies Holdings, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2023	1/31/2028	15,551	15,475	15,494	1.28
Applied Technical Services, LLC	(b)(d)	(2)(3)(11)	Business Services	SOFR	6.00%	10.30%	9/18/2023	12/29/2026	845	841	845	0.07
Applied Technical Services, LLC	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.05%	12/29/2020	12/29/2026	1,838	1,820	1,835	0.15
Appriss Health, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.33%	5/6/2021	5/6/2027	43,278	42,896	42,881	3.54
Artifact Bidco, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	4.50%	8.80%	7/26/2024	7/26/2031	1,409	1,396	1,396	0.12
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.05%	9/30/2021	9/30/2028	28,727	28,747	28,756	2.37
Associations, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.80%	5/3/2024	7/2/2028	20,840	20,892	20,951	1.73
Athlete Buyer, LLC	(a)(b)(d)	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	10.05%	3/29/2024	4/26/2029	13,853	13,504	13,430	1.11
Atlas US Finco, Inc.	(a)(b)(d)	(2)(3)(7)(15)	High Tech Industries	SOFR	5.00%	9.29%	12/15/2022	12/12/2029	3,595	3,530	3,613	0.30
Atlas US Finco, Inc.	(a)(d)	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.30%	12/18/2023	12/10/2029	1,664	1,644	1,672	0.14
Auditboard, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	4.75%	9.05%	7/12/2024	7/12/2031	9,000	8,881	8,875	0.73

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(a)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.30%	12/24/2019	12/24/2026	$38,543	$38,170	$37,375	3.08%
Azurite Intermediate Holdings, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.82%	3/19/2024	3/19/2031	7,870	7,901	7,995	0.66
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.13%	8/7/2019	12/20/2026	19,771	19,494	19,625	1.62
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.70%	5/31/2023	5/31/2026	4,895	4,895	4,895	0.40
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.70%	5/31/2023	5/31/2026	13,838	13,838	13,838	1.14
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.30%	5/31/2023	5/31/2026	—	—	—	—
Bianalisi S.p.A. (Italy)	(a)(d)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.48%	2/26/2025	2/26/2032	€11,828	12,086	12,342	1.02
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	558	509	512	0.04
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	10.58%	6/4/2024	6/4/2031	€6,606	6,976	6,965	0.57
Big Bus Tours Group Limited (United Kingdom)	(b)(d)	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	10,683	10,398	10,429	0.86
Bingo Group Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.30%	7/10/2024	7/10/2031	5,501	5,463	5,536	0.46
Birsa S.p.A. (Italy)	(a)(d)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.36%	7/2/2024	6/30/2031	€3,965	3,991	4,085	0.34
BlueCat Networks, Inc. (Canada)	(a)(b)(d)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.30%	8/8/2022	8/8/2028	19,364	19,172	19,121	1.58
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.80%	9/30/2019	9/30/2026	7,889	7,757	7,576	0.62
Bradyifs Holdings, LLC	(a)(b)(d)	(2)(3)(15)	Wholesale	SOFR	5.00%	9.29%	10/31/2023	10/31/2029	13,819	13,696	13,838	1.14
Celerion Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.30%	11/3/2022	11/3/2029	9,112	9,073	9,165	0.76
Chemical Computing Group ULC (Canada)	(a)(b)	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	8.82%	8/30/2018	8/30/2025	379	379	379	0.03
CircusTrix Holdings, LLC	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.82%	7/18/2023	7/14/2028	14,479	14,215	14,603	1.20
Comar Holding Company, LLC	(a)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.05%	6/18/2018	6/18/2026	40,299	39,494	34,604	2.85
CoreWeave Compute Acquisition Co. II, LLC	(a)(d)	(2)(3)	High Tech Industries	SOFR	9.62%	13.94%	7/30/2023	7/30/2028	2,676	2,669	2,702	0.22
CoreWeave Compute Acquisition Co. IV, LLC	(a)(d)	(2)(15)	High Tech Industries	SOFR	6.00%	10.30%	5/22/2024	5/22/2029	23,086	22,578	22,586	1.86
Cority Software Inc. (Canada)	(a)(b)(c)	(2)(3)(7)(15)	Software	SOFR	4.75%	9.06%	7/2/2019	7/2/2026	22,414	22,345	22,379	1.85

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cornerstone Building Brands, Inc.	(a)(d)	(2)(3)	Construction & Building	SOFR	5.63%	9.92%	1/29/2025	8/1/2028	$7,957	$7,553	$7,251	0.60%
Cornerstone Building Brands, Inc.	(a)(d)	(2)(3)	Construction & Building	SOFR	4.50%	8.80%	2/18/2025	5/15/2031	3,160	2,857	2,592	0.21
Coupa Holdings, LLC	(a)(b)(d)	(2)(3)(15)	Software	SOFR	5.50%	9.79%	2/27/2023	2/28/2030	10,717	10,559	10,835	0.89
CST Holding Company	(a)(b)(d)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.32%	11/1/2022	11/1/2028	9,744	9,670	9,768	0.81
Dance Midco S.a.r.l. (United Kingdom)	(a)(d)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.50%	8.11%	10/25/2024	10/25/2031	€10,821	11,455	11,522	0.95
DCA Investment Holding LLC	(a)(b)(d)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.70%	3/11/2021	4/3/2028	14,110	14,018	13,524	1.12
Denali Midco 2, LLC	(a)(b)(d)	(2)(3)	Consumer Services	SOFR	5.25%	9.57%	9/15/2022	12/22/2028	16,882	16,725	16,791	1.38
Diligent Corporation	(b)(d)	(2)(3)(15)	Telecommunications	SOFR	5.00%	9.31%	8/4/2020	8/4/2030	7,851	7,916	7,900	0.65
Dwyer Instruments, Inc.	(a)(b)(c)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2021	7/21/2029	23,715	23,631	23,512	1.94
Einstein Parent, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.79%	1/22/2025	1/22/2031	30,371	29,601	29,306	2.42
Eliassen Group, LLC	(a)(b)(d)	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2022	4/14/2028	10,795	10,669	10,612	0.88
Ellkay, LLC	(a)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.50%	11.97%	9/14/2021	9/14/2027	14,394	14,257	13,110	1.08
Espresso Bidco Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	5.25%	9.55%	3/25/2025	3/25/2032	21,257	20,834	20,810	1.72
Essential Services Holding Corporation	(a)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.30%	6/17/2024	6/17/2031	1,546	1,539	1,544	0.13
Excel Fitness Holdings, Inc.	(a)(d)	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	9.80%	5/13/2024	4/29/2029	3,268	3,258	3,268	0.27
Excel Fitness Holdings, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.55%	4/29/2022	4/29/2029	10,209	10,104	10,127	0.84
Excelitas Technologies Corp.	(a)(d)	(2)	Capital Equipment	EURIBOR	5.25%	7.61%	8/12/2022	8/12/2029	€3,399	3,596	3,653	0.30
Excelitas Technologies Corp.	(a)(b)(d)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.57%	8/12/2022	8/12/2029	10,556	10,503	10,487	0.86
FPG Intermediate Holdco, LLC	(a)(d)	(2)(3)(8)(11)(15)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.05%	8/5/2022	3/5/2027	438	402	184	0.02
Galileo Parent, Inc.	(a)(d)	(2)(3)(15)	Telecommunications	SOFR	5.75%	10.05%	11/26/2024	5/3/2030	34,733	34,708	34,462	2.84
Generator US Buyer, Inc.	(a)(d)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.55%	10/1/2024	7/22/2030	2,289	2,260	2,269	0.19
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	6.25%	10.55%	3/1/2021	9/1/2028	32,796	32,305	32,919	2.72
GS AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	5.25%	9.55%	3/26/2024	5/25/2028	5,464	5,504	5,494	0.45
Guidehouse LLP	(a)(d)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.32%	9/30/2022	12/16/2030	6,113	6,155	6,131	0.51
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	12.67%	2/28/2022	2/28/2029	£21,811	28,508	28,386	2.34

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.31%	12/15/2020	12/15/2026	$7,246	$7,217	$6,929	0.57%
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.05%	2/10/2022	12/15/2026	10,093	10,054	9,637	0.79
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	17,848	17,661	17,848	1.47
Hercules Borrower LLC	(d)	(2)(3)(11)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	1	1	1	0.00
Hoosier Intermediate, LLC	(a)(b)(c)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.32%	11/15/2021	11/15/2028	15,989	15,855	15,914	1.31
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.56%	6/2/2022	6/2/2029	9,693	9,737	9,693	0.80
HS Spa Holdings Inc.	(a)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	369	364	369	0.03
Icefall Parent, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.79%	1/26/2024	1/26/2030	10,415	10,265	10,345	0.85
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	10.04%	8/18/2022	8/18/2028	27,743	27,460	27,108	2.24
IG Investments Holdings, LLC	(a)(d)	(2)(3)(15)	Business Services	SOFR	5.00%	9.29%	11/1/2024	9/22/2028	4,432	4,440	4,437	0.37
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.55%	5/28/2021	5/28/2027	€8,599	10,274	9,298	0.77
IQN Holding Corp.	(a)(d)	(2)(3)(15)	Business Services	SOFR	5.25%	9.56%	5/2/2022	5/2/2029	10,374	10,339	10,374	0.86
iRobot Corporation	(a)(d)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.30%	7/25/2023	7/31/2026	9,042	8,568	8,228	0.68
Jeg's Automotive, LLC	(a)(d)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.30%	12/22/2021	12/31/2029	7,305	7,306	7,305	0.60
LDS Intermediate Holdings, L.L.C.	(a)(d)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	9.32%	2/7/2025	2/7/2032	26,154	25,756	25,723	2.12
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	13.37%	10/18/2019	3/31/2027	4,143	4,123	3,634	0.30
Material Holdings, LLC	(a)(c)(d)	(2)(3)(11)(15)	Business Services	SOFR	0.30%, 5.70% PIK	10.40%	8/19/2021	8/19/2027	14,393	14,396	13,319	1.10
Material Holdings, LLC	(a)(c)(d)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.30%	8/19/2021	8/19/2027	3,557	1,099	—	—
Maverick Acquisition, Inc.	(a)(c)(d)	(2)(3)(8)(11)	Aerospace & Defense	SOFR	6.25%	10.55%	6/1/2021	6/1/2027	42,773	40,327	27,612	2.28
Maverick Acquisition, Inc.	(a)(d)	(2)(3)(15)	Aerospace & Defense	SOFR	6.25%	10.55%	3/4/2025	4/3/2025	645	628	645	0.05
Medical Manufacturing Technologies, LLC	(a)(b)(c)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.05%	12/23/2021	12/23/2027	31,856	31,486	31,434	2.59
NEFCO Holding Company LLC	(a)(b)(d)	(2)(3)(15)	Construction & Building	SOFR	5.75%	10.02%	8/5/2022	8/5/2028	18,163	18,082	18,165	1.50
NMI AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(11)(15)	High Tech Industries	SOFR	5.00%	9.32%	9/6/2017	9/6/2028	47,378	47,362	47,329	3.90
North Haven Fairway Buyer, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.30%	5/17/2022	5/17/2028	28,829	28,593	28,539	2.35

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oak Purchaser, Inc.	(a)(b)(d)	(2)(3)(15)	Business Services	SOFR	5.50%	9.72%	4/28/2022	4/28/2028	$14,200	$14,076	$13,980	1.15%
Oak Purchaser, Inc.	(a)(d)	(2)(3)	Business Services	SOFR	5.50%	9.72%	2/1/2024	4/28/2028	1,981	1,953	1,948	0.16
Optimizely North America Inc.	(a)(d)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.61%	10/30/2024	10/30/2031	€2,424	2,601	2,594	0.21
Optimizely North America Inc.	(a)(b)(d)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.32%	10/30/2024	10/30/2031	7,176	7,111	7,090	0.58
Optimizely North America Inc.	(a)(d)	(2)(3)	High Tech Industries	SONIA	5.50%	9.96%	10/30/2024	10/30/2031	£970	1,245	1,241	0.10
Oranje Holdco, Inc.	(a)(b)(d)	(2)(3)(15)	Business Services	SOFR	7.75%	12.04%	2/1/2023	2/1/2029	16,104	16,003	16,144	1.33
Oranje Holdco, Inc.	(b)(d)	(2)(3)	Business Services	SOFR	7.25%	11.54%	6/26/2024	2/1/2029	6,748	6,660	6,658	0.55
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.71%	12/4/2024	12/4/2031	€1,817	1,919	1,935	0.16
Orthrus Limited (United Kingdom)	(a)(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.56%	12/4/2024	12/4/2031	4,800	4,742	4,728	0.39
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.70%	12/4/2024	12/4/2031	£2,034	2,567	2,578	0.21
PAM Bidco Limited (United Kingdom)	(a)(d)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£67	84	84	0.01
PAM Bidco Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£5,683	7,140	7,152	0.59
Park County Holdings, LLC	(a)(b)(d)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2023	11/29/2029	25,012	24,769	24,887	2.05
PDI TA Holdings, Inc	(a)(d)	(2)(3)(15)	Software	SOFR	5.50%	9.81%	2/1/2024	2/1/2031	13,324	13,373	13,151	1.08
Pestco Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.53%	2/6/2023	2/17/2028	12,531	12,539	12,666	1.04
Pestco Intermediate, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.47%	10/2/2024	2/17/2028	3,983	3,925	3,934	0.32
PF Atlantic Holdco 2, LLC	(a)(b)(c)(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.80%	11/12/2021	11/12/2027	21,158	21,028	21,158	1.75
PF Atlantic Holdco 2, LLC	(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	6.00%	10.33%	3/27/2025	11/12/2027	315	334	333	0.03
PPV Intermediate Holdings, LLC	(a)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.56%	8/7/2024	8/31/2029	5,143	5,073	5,142	0.42
Project Castle, Inc.	(b)(d)	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	8,288	7,611	7,001	0.58
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.30%	2/1/2021	2/1/2027	—	(9)	(9)	0.00
Prophix Software Inc. (Canada)	(a)(b)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.32%	11/21/2023	2/1/2027	17,350	17,218	17,268	1.42
Pushpay USA Inc.	(a)(b)	(2)	Diversified Financial Services	SOFR	4.00%	8.30%	2/18/2025	8/18/2031	23,661	23,652	23,661	1.95

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
PXO Holdings I Corp.	(a)(b)(c)(d)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.80%	3/8/2022	3/8/2028		$22,675	$22,484	$22,675	1.87%
QBS Parent, Inc.	(a)(d)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.75%	9.05%	11/7/2024	11/7/2031		9,391	9,404	9,364	0.77
Radwell Parent, LLC	(a)(b)(c)(d)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.80%	12/1/2022	4/1/2029		32,477	32,067	32,100	2.65
Regency Entertainment, Inc.	(a)	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	8.50%	12.80%	7/5/2023	6/23/2028		10,161	9,979	10,368	0.86
Rialto Management Group, LLC	(a)(b)(d)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.32%	12/5/2024	12/5/2030		16,000	15,852	15,832	1.31
Rotation Buyer, LLC	(a)(d)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2024	12/27/2031		4,326	4,266	4,253	0.35
SCP Eye Care HoldCo, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.82%	10/7/2022	10/7/2029		10,301	10,338	10,301	0.85
Seahawk Bidco, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.05%	12/19/2024	12/19/2031		20,994	20,805	20,737	1.71
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	8.30%	2/28/2025	3/1/2032		—	(11)	(11)	0.00
Sigma Irish Acquico Limited (Ireland)	(a)(d)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.55%	3/19/2025	3/19/2032		10,222	9,975	9,960	0.82
Sigma Irish Acquico Limited (Ireland)	(a)(d)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.70%	3/19/2025	3/19/2032		€5,968	6,355	6,325	0.52
Smarsh Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	4.75%	9.05%	2/18/2022	2/18/2029		8,735	8,607	8,751	0.72
Specialty Pharma III, Inc.	(a)(d)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.67%	2/20/2025	3/31/2028		18,094	18,048	17,913	1.48
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.31%	7/2/2024	7/22/2027		18,125	17,925	17,609	1.45
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028		46,995	46,631	47,119	3.89
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.50%	9.77%	8/30/2024	7/25/2028		1,615	1,537	1,574	0.13
Tank Holding Corp.	(a)(b)(c)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.07%	3/31/2022	3/31/2028		24,933	24,696	24,105	1.99
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.32%	9/26/2024	3/31/2028		3,549	3,517	3,459	0.29
TCFI Aevex LLC	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.32%	3/18/2020	3/18/2026		12,437	12,399	12,437	1.03
The Chartis Group, LLC	(a)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.80%	9/17/2024	9/17/2031		5,192	5,129	5,127	0.42
Total Power Limited (Canada)	(a)(d)	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	7.91%	7/22/2024	7/22/2030	C$	12,003	8,457	8,207	0.68
Tufin Software North America, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Software	SOFR	5.20%	9.53%	8/17/2022	8/17/2028		38,847	38,429	38,584	3.18
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	12/2/2019	12/2/2025		10,411	9,970	9,671	0.80
U.S. Legal Support, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.05%	11/30/2018	5/31/2026		23,502	23,470	23,175	1.91
United Flow Technologies Intermediate Holdco II, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.55%	6/21/2024	6/21/2031		11,373	11,299	11,365	0.94

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)			Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
US INFRA SVCS Buyer, LLC	(a)(c)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.61%	4/13/2020	4/13/2027	$10,983	$10,698	$10,119	0.83%
USR Parent Inc.	(a)(b)(d)	(2)(3)(10)	Retail	SOFR	7.60%	11.92%	4/22/2022	4/25/2027	5,416	5,376	5,338	0.44
Vensure Employer Services, Inc.	(a)(b)(d)	(2)(15)	Business Services	SOFR	5.00%	9.30%	9/27/2024	9/27/2031	26,516	26,342	26,495	2.19
Wineshipping.com LLC	(a)(c)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	10.08%	10/29/2021	10/29/2027	15,607	13,927	12,176	1.00
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.75%	9.99%	3/22/2024	3/22/2030	18,948	18,605	18,734	1.55
Yellowstone Buyer Acquisition, LLC	(a)(d)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.05%	9/13/2021	9/13/2027	436	432	404	0.03
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.05%	9/30/2020	12/23/2030	6,415	6,387	6,359	0.52
First Lien Debt Total										$1,857,467	$1,826,548	150.66%
Second Lien Debt (5.8% of fair value)
11852604 Canada Inc. (Canada)	(a)(d)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028	$10,546	$10,458	$10,335	0.85%
AP Plastics Acquisition Holdings, LLC	(a)(b)(c)(d)	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.57%	8/10/2021	8/10/2029	38,190	37,592	38,190	3.15
AQA Acquisition Holdings, Inc.	(a)(b)(c)	(2)(3)	High Tech Industries	SOFR	6.25%	10.54%	3/3/2021	3/3/2029	39,900	39,372	39,589	3.27
Associations, Inc.	(a)(d)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	8,535	8,533	8,563	0.71
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.30%	5/31/2023	5/31/2026	5,872	5,420	5,872	0.48
Denali Midco 2, LLC	(a)(d)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	2,733	2,690	2,684	0.22
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.79%	10/28/2020	10/28/2028	14,747	14,530	13,001	1.07
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.79%	11/16/2020	11/2/2028	13,000	12,854	11,395	0.94
Second Lien Debt Total										$131,449	$129,629	10.69%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.2% of fair value)
48forty Intermediate Holdings, Inc.	(a)(b)(d)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,116	0.09
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,078	0.09
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.42
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	6,015	0.50

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Blackbird Holdco, Inc.	(a)(d)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	15	$14,463	$14,474	1.19%
Buckeye Group Holdings, L.P.	(a)(d)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	5,118	1,521	1,521	0.13
Buckeye Group Holdings, L.P.	(a)(d)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)(d)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	266	0.02
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	795	0.07
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	14	14,342	14,322	1.18
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.02
EvolveIP, LLC	(a)(c)	(6)(12)	Telecommunications		10/30/2024	107	215	107	0.01
FS NU Investors, LP	(a)(d)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	177	193	0.02
GB Vino Parent, L.P.	(a)(d)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)(d)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,507	1,504	0.12
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	21,117	21,058	20,523	1.69
iRobot Corporation	(a)(d)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	90	—	—	—
NearU Holdings LLC	(a)(d)	(6)(12)	Consumer Services		8/16/2022	30	2,598	763	0.06
NEFCO Holding Company LLC	(a)(d)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.06
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)(d)	(6)(12)	Capital Equipment		7/21/2021	36	346	643	0.05
Profile Holdings I, LP	(a)(d)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	524	0.04
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	221	0.02
Summit K2 Midco, Inc.	(a)(d)	(6)(12)	Diversified Financial Services		4/27/2023	212	233	312	0.03
Talon MidCo 1 Limited	(a)(d)	(6)(12)	Software		8/17/2022	1,154	1,718	2,215	0.18
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,437	12,346	12,437	1.03
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,650	0.14
TW LRW Holdings, LLC	(a)(b)(c)(d)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	775	0.06
Your.World HoldCo B.V.	(a)(d)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	1,903	1,936	0.16

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,565	$752	$1,945	0.16%
Equity Investments Total							$87,210	$94,146	7.77%
Total investments—non-controlled/non-affiliated							$2,076,126	$2,050,323	169.12%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.1% of fair value)
SPF Borrower, LLC	(a)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.55%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	2.59%
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.80%	2/1/2024	2/1/2028	15,171	15,171	15,171	1.25
First Lien Debt Total										$46,543	$46,543	3.84%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.2% of fair value)
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	$20,828	$27,369	2.26%
Equity Investments Total							$20,828	$27,369	2.26%
Total investments—non-controlled/affiliated							$67,371	$73,912	6.10%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.4% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	11.74%	11.74%	2/29/2016	12/31/2030	130,500	$130,501	$121,391	10.01%
Middle Market Credit Fund, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.80%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$121,391	10.01%
Total investments—controlled/affiliated										$130,501	$121,391	10.01%
Total investments										$2,273,998	$2,245,626	185.23%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Derivative Instrument	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%(e)	8.20%	December 1, 2028	$85,000	$306	$142	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.2345%(f)	6.75%	February 18, 2030	$300,000	$(2,007)	$4,868	$—
Total					$385,000	$(1,701)	$5,010	$—

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$5,609	C$	8,000	4/15/2025	$46
Forward Currency Contract	Barclays Bank PLC	$624		€602	4/15/2025	(26)
Forward Currency Contract	Barclays Bank PLC	$29,225		£23,774	4/15/2025	(1,484)
Forward Currency Contract	Barclays Bank PLC	$962		€918	4/23/2025	(31)
Total Derivative Instruments						$(1,495)
(a) Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 8, Borrowings to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), Middle Market Credit Fund II, LLC (“Credit Fund II”) and Carlyle Secured Lending III SPV, L.L.C (the “CSL III SPV”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization most recently issued on July 2, 2024 (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, Credit Fund II, and CSL III SPV.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CSL III SPV. CSL III SPV has entered into a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility”). The lenders of the CSL III SPV Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the CSL III SPV (see Note 8, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company, Credit Fund II, and 2015-1 Issuer.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Credit Fund II. The assets are not available to creditors of the Company, CSL III SPV, and 2015-1 Issuer.
(e) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further details.
(f) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further details.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. As of March 31, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.30%, the 180-day SOFR at 4.22%, the daily SONIA at 4.46%, the 30-day EURIBOR at 2.36%, the 90-day EURIBOR at 2.33%, the 180-day EURIBOR at 2.35%, and the 30-day CORRA at 4.97%.
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
As of March 31, 2025
(amounts in thousands) (unaudited)
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2025, the aggregate fair value of these securities is $121,515, or 10.03% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of March 31, 2025.
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
(12)Represents a non-income producing security as of March 31, 2025.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the three months ended March 31, 2025, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2025	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$182,636	$—	$(62,500)	$—	$1,255	$121,391	$5,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	63,997	149,404	(212,998)	(14,502)	14,099	—	1,054
Total investments—controlled/affiliated	$246,633	$149,404	$(275,498)	$(14,502)	$15,354	$121,391	$6,554
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the three months ended March 31, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2025	Interest and PIK Income
SPF Borrower, LLC	$31,372	$—	$—	$—	$—	$31,372	$841
SPF Borrower, LLC	14,659	512	—	—	—	15,171	512
SPF HoldCo, LLC (Equity)	25,830	—	—	—	1,539	27,369	—
Total investments—non-controlled/affiliated	$71,861	$512	$—	$—	$1,539	$73,912	$1,353
(15)As of March 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$3,856	$(39)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
AAH TOPCO, LLC	Delayed Draw	1.00%	$7,843	$(78)
Accession Risk Management Group, Inc.	Revolver	0.50	462	2
ACR Group Borrower, LLC	Delayed Draw	0.75	75	—
ADPD Holdings, LLC	Delayed Draw	1.00	6,420	(537)
ADPD Holdings, LLC	Revolver	0.50	166	(14)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,897	2
Advanced Web Technologies Holding Company	Revolver	0.50	1,406	1
Alpine Acquisition Corp II	Revolver	0.50	3,206	(872)
AmpersCap LLC	Delayed Draw	1.00	3,462	(38)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	(3)
Apex Companies Holdings, LLC	Delayed Draw	1.00	4,915	(14)
Applied Technical Services, LLC	Delayed Draw	1.00	899	(1)
Applied Technical Services, LLC	Revolver	0.50	—	—
Appriss Health, LLC	Revolver	0.50	3,212	(27)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	(2)
Artifact Bidco, Inc.	Revolver	0.35	246	(2)
Ascend Buyer, LLC	Revolver	0.50	2,557	2
Associations, Inc.	Delayed Draw	—	1,144	6
Associations, Inc.	Revolver	0.50	317	2
Athlete Buyer, LLC	Delayed Draw	1.00	6,733	(136)
Athlete Buyer, LLC	Revolver	0.50	307	(6)
Atlas US Finco, Inc.	Revolver	0.50	335	2
Auditboard, Inc.	Delayed Draw	0.75	4,286	(36)
Auditboard, Inc.	Revolver	0.50	1,714	(14)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	874	12
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€5,545	(128)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	1,268	(32)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,705	8
Bingo Group Buyer, Inc.	Revolver	0.50	636	3
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€6,345	(117)
Bradyifs Holdings, LLC	Delayed Draw	1.00	318	—
Celerion Buyer, Inc.	Delayed Draw	1.00	997	5
Celerion Buyer, Inc.	Revolver	0.50	499	2
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	323	3

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50%	$16,914	$(211)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(4)
Coupa Holdings, LLC	Delayed Draw	1.50	964	9
Coupa Holdings, LLC	Revolver	0.50	738	7
CST Holding Company	Revolver	0.50	940	2
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(33)
Diligent Corporation	Delayed Draw	0.50	1,158	6
Diligent Corporation	Revolver	0.50	772	4
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,680	(12)
Dwyer Instruments, Inc.	Revolver	0.50	3,809	(27)
Einstein Parent, Inc.	Revolver	0.50	3,142	(100)
Ellkay, LLC	Revolver	0.50	714	(61)
Espresso Bidco Inc.	Delayed Draw	0.50	5,887	(88)
Espresso Bidco Inc.	Revolver	0.50	2,616	(39)
Essential Services Holding Corporation	Delayed Draw	1.00	297	—
Essential Services Holding Corporation	Revolver	0.50	156	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	—
Excel Fitness Holdings, Inc.	Revolver	0.50	1,484	(10)
Excelitas Technologies Corp.	Delayed Draw	1.00	1,107	(6)
Excelitas Technologies Corp.	Revolver	0.50	2,069	(10)
FPG Intermediate Holdco, LLC	Delayed Draw	—	0	0
Galileo Parent, Inc.	Revolver	0.50	2,310	(17)
Greenhouse Software, Inc.	Revolver	0.50	2,204	8
GS AcquisitionCo, Inc.	Delayed Draw	0.50	144	1
GS AcquisitionCo, Inc.	Revolver	0.50	258	1
Heartland Home Services, Inc.	Revolver	0.50	398	(16)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,401	(10)
HS Spa Holdings Inc.	Delayed Draw	0.50	385	—
HS Spa Holdings Inc.	Revolver	0.50	917	—
Icefall Parent, Inc.	Revolver	0.50	992	(6)
iCIMS, Inc.	Revolver	0.50	2,165	(46)
IG Investments Holdings, LLC	Revolver	0.50	350	—
IQN Holding Corp.	Revolver	0.50	424	—
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	5,079	(63)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,301	(41)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Lifelong Learner Holdings, LLC	Revolver	0.50%	$42	$(5)
Material Holdings, LLC	Revolver	1.00	192	(14)
Maverick Acquisition, Inc.	Delayed Draw	1.00	223	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	590	(8)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,545	—
NEFCO Holding Company LLC	Revolver	0.50	3,608	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(1)
North Haven Fairway Buyer, LLC	Revolver	0.50	3,383	(30)
Oak Purchaser, Inc.	Revolver	0.50	1,168	(17)
Optimizely North America Inc.	Revolver	0.50	1,091	(11)
Oranje Holdco, Inc.	Revolver	0.50	2,013	4
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(11)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£31	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,668	(41)
PDI TA Holdings, Inc	Delayed Draw	0.50	1,203	(13)
PDI TA Holdings, Inc	Revolver	0.50	1,037	(12)
Pestco Intermediate, LLC	Delayed Draw	1.00	2,555	(19)
Pestco Intermediate, LLC	Revolver	0.50	1,021	10
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	3,193	16
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	7,901	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,164	(5)
Prophix Software Inc. (Canada)	Revolver	0.50	1,993	(9)
PXO Holdings I Corp.	Revolver	0.50	1,315	(0)
QBS Parent, Inc.	Revolver	0.38	1,918	(5)
Radwell Parent, LLC	Delayed Draw	0.50	2,020	(21)
Radwell Parent, LLC	Revolver	0.38	1,791	(19)
Rialto Management Group, LLC	Revolver	0.50	559	(6)
Rotation Buyer, LLC	Delayed Draw	1.00	2,792	(25)
Rotation Buyer, LLC	Revolver	0.50	1,129	(10)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	895	0
SCP Eye Care HoldCo, LLC	Revolver	0.50	861	0
Seahawk Bidco, LLC	Delayed Draw	1.00	5,132	(47)
Seahawk Bidco, LLC	Revolver	0.50	1,866	(17)
Secretariat Advisors LLC	Delayed Draw	—	2,151	(11)
Sigma Irish Acquico Limited	Delayed Draw	0.50	2,867	(57)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Smarsh Inc.	Delayed Draw	1.00%		$1,633	$2
Smarsh Inc.	Revolver	0.50		1,061	1
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(46)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		7,436	(33)
Spotless Brands, LLC	Revolver	0.50		1,553	4
Tank Holding Corp.	Revolver	0.38		1,655	(52)
The Chartis Group, LLC	Delayed Draw	1.00		4,780	(25)
The Chartis Group, LLC	Revolver	0.50		2,390	(13)
Total Power Limted (Canada)	Delayed Draw	0.50	C$	2,937	(38)
Total Power Limted (Canada)	Revolver	0.50	C$	1,667	(22)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(23)
Turbo Buyer, Inc.	Revolver	0.50		304	(21)
U.S. Legal Support, Inc.	Revolver	0.50		775	(10)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		1,099	(1)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		894	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		5,220	(3)
Wineshipping.com LLC	Revolver	0.50		238	(52)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		570	(4)
YLG Holdings, Inc.	Revolver	0.50		503	(4)
Total unfunded commitments				$263,469	$(3,542)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)
The type of investments as of March 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,904,010	$1,873,091	83.4%
Second Lien Debt	131,449	129,629	5.8
Equity Investments	108,038	121,515	5.4
Investment Funds	130,501	121,391	5.4
Total	$2,273,998	$2,245,626	100.0%
The rate type of debt investments as of March 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,024,152	$1,991,389	99.4%
Fixed Rate	11,307	11,331	0.6
Total	$2,035,459	$2,002,720	100.0%
The industry composition of investments as of March 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$54,766	$42,100	1.9%
Auto Aftermarket & Services	52,185	50,757	2.3
Beverage & Food	14,201	12,176	0.5
Business Services	161,343	160,024	7.1
Capital Equipment	93,221	95,404	4.2
Chemicals, Plastics & Rubber	61,918	62,691	2.8
Construction & Building	79,928	79,278	3.5
Consumer Goods: Durable	9,000	8,632	0.4
Consumer Goods: Non-Durable	14,167	14,282	0.6
Consumer Services	188,003	183,387	8.2
Containers, Packaging & Glass	85,751	78,735	3.5
Diversified Financial Services	172,619	171,973	7.7
Energy: Electricity	10,717	10,476	0.5
Energy: Oil & Gas	21,750	21,801	1.0
Environmental Industries	77,061	76,963	3.4
Healthcare & Pharmaceuticals	291,860	303,641	13.5
High Tech Industries	150,355	149,694	6.7
Investment Funds	130,501	121,391	5.4
Leisure Products & Services	78,238	77,809	3.5
Media: Advertising, Printing & Publishing	10,297	10,634	0.5
Media: Diversified & Production	36,224	36,409	1.6

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2025
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Retail	$24,870	$24,963	1.1%
Software	295,186	295,971	13.2
Sovereign & Public Finance	6,155	6,131	0.3
Telecommunications	57,181	56,791	2.5
Transportation: Cargo	43,514	40,339	1.8
Utilities: Water	7,224	7,236	0.3
Wholesale	45,763	45,938	2.0
Total	$2,273,998	$2,245,626	100.0%
The geographical composition of investments as of March 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,497	$4,514	0.2%
Canada	83,384	83,589	3.7
Ireland	16,330	16,285	0.7
Italy	16,077	16,427	0.7
Luxembourg	48,444	46,673	2.1
Netherlands	1,903	1,936	0.1
Sweden	1,168	221	0.0
United Kingdom	74,298	74,291	3.3
United States	2,027,897	2,001,690	89.2
Total	$2,273,998	$2,245,626	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (70.8% of fair value)
Accession Risk Management Group, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2019	11/1/2029	$10,063	$9,997	$10,165	1.12%
ADPD Holdings, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.79%	8/16/2022	8/15/2028	11,555	11,245	10,398	1.15
Advanced Web Technologies Holding Company	^*	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.56%	12/17/2020	12/17/2027	15,037	14,860	15,029	1.66
AI Grace AUS Bidco Pty LTD (Australia)	*	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.62%	12/5/2023	12/5/2029	2,286	2,226	2,286	0.25
Allied Benefit Systems Intermediate LLC	^	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2023	10/31/2030	1,572	1,552	1,588	0.18
Alpine Acquisition Corp II	^	(2)(3)(11)(15)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	4/19/2022	11/30/2029	8,861	8,738	6,726	0.74
AmpersCap LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	9.54%	12/17/2024	12/17/2032	742	697	653	0.07
Apex Companies Holdings, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.78%	1/31/2023	1/31/2028	23,910	23,431	23,735	2.62
Applied Technical Services, LLC	*	(2)(3)(11)	Business Services	SOFR	6.00%	10.37%	9/18/2023	12/29/2026	474	468	470	0.05
Applied Technical Services, LLC	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.12%	12/29/2020	12/29/2026	1,272	1,249	1,247	0.14
Appriss Health, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.70%	5/6/2021	5/6/2027	36,093	35,716	35,836	3.96
Ardonagh Midco 3 PLC (United Kingdom)	^	(2)(3)(7)	Diversified Financial Services	SOFR	4.75%	9.90%	3/1/2024	2/15/2031	235	232	237	0.03
Artifact Bidco, Inc.	^	(2)(3)(15)	Software	SOFR	4.50%	8.83%	7/26/2024	7/26/2031	704	695	697	0.08
Ascend Buyer, LLC	^*	(2)(3)(11)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.17%	9/30/2021	9/30/2028	3,779	3,726	3,773	0.42
Associations, Inc.	^*	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	11.05%	5/3/2024	7/2/2028	13,648	13,635	13,784	1.52
Athlete Buyer, LLC	^*	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	10.08%	3/29/2024	4/26/2029	7,597	7,381	7,399	0.82
Atlas US Finco, Inc.	^*	(2)(3)(7)(15)	High Tech Industries	SOFR	5.00%	9.63%	12/15/2022	12/12/2029	2,883	2,810	2,887	0.32
Atlas US Finco, Inc.	^	(2)(3)(7)	High Tech Industries	SOFR	5.00%	9.63%	12/18/2023	12/10/2029	1,335	1,312	1,337	0.15
Auditboard, Inc.	^	(2)(3)(15)	Software	SOFR	4.75%	9.07%	7/12/2024	7/12/2031	6,000	5,905	5,941	0.66
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	^	(2)(3)(7)(11)	Software	SOFR	3.00%, 4.00% PIK	11.33%	12/24/2019	12/24/2026	33,650	33,376	32,580	3.60
Avalara, Inc.	^*	(2)(3)(15)	Diversified Financial Services	SOFR	6.25%	10.58%	10/19/2022	10/19/2028	23,853	23,418	23,853	2.64
Azurite Intermediate Holdings, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	10.86%	3/19/2024	3/19/2031	3,577	3,524	3,654	0.40
Barnes & Noble, Inc.	^*	(2)(3)(10)(11)	Retail	SOFR	8.81%	13.17%	8/7/2019	12/20/2026	20,133	19,814	20,000	2.21
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.73%	5/31/2023	5/31/2026	4,906	4,906	4,906	0.54
Bayside OPCP, LLC	^	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.73%	5/31/2023	5/31/2026	13,869	13,869	13,869	1.53
Bayside OPCP, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.29%	5/31/2023	5/31/2026	—	—	—	—
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)(15)	Leisure Products & Services	SOFR	8.25%	12.54%	6/4/2024	6/4/2031	—	(38)	(38)	(0.00)
Big Bus Tours Group Limited (United Kingdom)	^	(2)(7)	Leisure Products & Services	EURIBOR	8.25%	11.21%	6/4/2024	6/4/2031	€4,955	5,238	4,991	0.55

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Big Bus Tours Group Limited (United Kingdom)	*	(2)(7)	Leisure Products & Services	SOFR	8.25%	12.75%	6/4/2024	6/4/2031	$8,012	$7,784	$7,792	0.86%
Bingo Group Buyer, Inc.	^*	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.33%	7/10/2024	7/10/2031	3,446	3,389	3,496	0.39
Birsa S.p.A. (Italy)	^	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.58%	7/2/2024	6/30/2031	€3,172	3,190	3,094	0.34
BlueCat Networks, Inc. (Canada)	^*	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.40%	8/8/2022	8/8/2028	7,368	7,268	7,250	0.80
BMS Holdings III Corp.	*	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.83%	9/30/2019	9/30/2026	4,735	4,699	4,570	0.50
Bradyifs Holdings, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.00%	9.52%	10/31/2023	10/31/2029	8,996	8,839	9,026	1.00
Celerion Buyer, Inc.	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.53%	11/3/2022	11/3/2029	4,568	4,481	4,527	0.50
Chemical Computing Group ULC (Canada)	^*	(2)(3)(7)(11)(15)	Software	SOFR	4.50%	8.96%	8/30/2018	8/30/2025	380	380	380	0.04
CircusTrix Holdings, LLC	^*	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.86%	7/18/2023	7/14/2028	14,513	14,232	14,712	1.63
Comar Holding Company, LLC	^	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.23%	6/18/2018	6/18/2026	30,732	30,705	27,794	3.07
CoreWeave Compute Acquisition Co. II, LLC	^	(2)(3)	High Tech Industries	SOFR	9.62%	14.10%	7/30/2023	7/30/2028	1,774	1,750	1,791	0.20
CoreWeave Compute Acquisition Co. IV, LLC	^	(2)(15)	High Tech Industries	SOFR	6.00%	10.54%	5/22/2024	5/22/2029	15,173	14,773	14,724	1.63
Cority Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	4.75%	9.34%	7/2/2019	7/2/2026	12,748	12,680	12,717	1.40
Coupa Holdings, LLC	^*	(2)(3)(15)	Software	SOFR	5.50%	10.09%	2/27/2023	2/28/2030	8,595	8,397	8,728	0.96
CST Holding Company	^*	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.36%	11/1/2022	11/1/2028	4,885	4,772	4,890	0.54
Dance Midco S.a.r.l. (United Kingdom)	^	(2)(15)	Media: Diversified & Production	EURIBOR	5.50%	8.54%	10/25/2024	10/25/2031	€3,456	3,632	3,509	0.39
DCA Investment Holding LLC	^*	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.73%	3/11/2021	4/3/2028	14,147	14,048	13,573	1.50
Denali Midco 2, LLC	^*	(2)(3)	Consumer Services	SOFR	5.25%	9.61%	9/15/2022	12/22/2028	8,423	8,265	8,359	0.92
Diligent Corporation	*	(2)(3)	Telecommunications	SOFR	5.00%	10.09%	8/4/2020	8/4/2030	636	627	642	0.07
Dwyer Instruments, Inc.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2021	7/21/2029	13,098	12,914	13,098	1.45
Eliassen Group, LLC	^*	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2022	4/14/2028	2,184	2,163	2,148	0.24
Ellkay, LLC	^	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%, 2.00% PIK	12.55%	9/14/2021	9/14/2027	14,032	13,883	12,278	1.36
Essential Services Holding Corporation	^	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.65%	6/17/2024	6/17/2031	758	749	756	0.08
Excel Fitness Holdings, Inc.	^	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	9.83%	5/13/2024	4/29/2029	346	324	346	0.04
Excel Fitness Holdings, Inc.	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.58%	4/29/2022	4/29/2029	6,141	6,046	6,095	0.67
Excelitas Technologies Corp.	^	(2)	Capital Equipment	EURIBOR	5.25%	8.11%	8/12/2022	8/12/2029	€1,792	1,871	1,843	0.20
Excelitas Technologies Corp.	^*	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.61%	8/12/2022	8/12/2029	3,328	3,292	3,305	0.37
FPG Intermediate Holdco, LLC	^	(2)(3)(11)(15)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.10%	8/5/2022	3/5/2027	387	383	250	0.03
Galileo Parent, Inc.	^	(2)(3)(15)	Telecommunications	SOFR	5.75%	10.08%	11/26/2024	5/3/2030	24,558	24,558	24,558	2.71

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Generator US Buyer, Inc.	^	(2)(3)	Energy: Electricity	SOFR	5.25%	9.58%	10/1/2024	7/22/2030	$1,530	$1,504	$1,512	0.17%
Greenhouse Software, Inc.	^*	(2)(3)(15)	Software	SOFR	6.25%	10.58%	3/1/2021	9/1/2028	32,796	32,276	33,003	3.65
GS AcquisitionCo, Inc.	^*	(2)(3)(15)	Software	SOFR	5.25%	9.58%	3/26/2024	5/25/2028	1,095	1,093	1,102	0.12
Guidehouse LLP	^	(2)(3)	Sovereign & Public Finance	SOFR	3.75%, 2.00% PIK	10.11%	9/30/2022	12/16/2030	80	79	81	0.01
Hadrian Acquisition Limited (United Kingdom)	^	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.16%, 3.20% PIK	13.08%	2/28/2022	2/28/2029	£21,641	28,313	27,363	3.02
Heartland Home Services, Inc.	^	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.33%	12/15/2020	12/15/2026	7,205	7,172	6,855	0.76
Heartland Home Services, Inc.	^*	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.08%	2/10/2022	12/15/2026	10,119	10,074	9,615	1.06
Hercules Borrower LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	5.50%	9.83%	12/14/2020	12/14/2026	17,895	17,682	17,895	1.98
Hoosier Intermediate, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.52%	11/15/2021	11/15/2028	9,709	9,563	9,709	1.07
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.76%	6/2/2022	6/2/2029	247	233	255	0.03
HS Spa Holdings Inc.	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.54%	3/12/2024	6/2/2029	313	308	313	0.03
Icefall Parent, Inc.	^*	(2)(3)(15)	Software	SOFR	6.50%	10.86%	1/26/2024	1/26/2030	7,811	7,660	7,803	0.86
iCIMS, Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	27,962	27,662	27,420	3.03
iCIMS, Inc.	^	(2)(3)(15)	Software	SOFR	5.75%	10.38%	8/18/2022	8/18/2028	—	—	(82)	(0.01)
IG Investments Holdings, LLC	^	(2)(3)(15)	Business Services	SOFR	5.00%	9.57%	11/1/2024	9/22/2028	2,777	2,777	2,777	0.31
Infront Luxembourg Finance S.À R.L. (Luxembourg)	^	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.91%	5/28/2021	5/28/2027	€8,481	10,139	8,785	0.97
IQN Holding Corp.	^	(2)(3)(15)	Business Services	SOFR	5.25%	9.76%	5/2/2022	5/2/2029	7,026	6,977	7,026	0.78
iRobot Corporation	^	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.63%	7/25/2023	7/31/2026	4,404	4,404	4,260	0.47
Jeg's Automotive, LLC	^	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	7,303	7,305	7,303	0.81
Kaseya, Inc.	^*	(2)(3)(15)	High Tech Industries	SOFR	5.50%	10.08%	6/23/2022	6/23/2029	36,846	36,303	36,846	4.07
Lifelong Learner Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	7.75%	12.44%	10/18/2019	10/18/2025	4,117	4,093	3,770	0.42
LVF Holdings, Inc.	^*	(2)(3)(11)(15)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2021	6/10/2027	19,960	19,757	19,960	2.21
Material Holdings, LLC	^	(2)(3)(11)(15)	Business Services	SOFR	1.35%, 4.65% PIK	10.33%	8/19/2021	8/19/2027	7,258	7,258	7,258	0.80
Material Holdings, LLC	^	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	1,746	677	453	0.05
Maverick Acquisition, Inc.	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.25%	10.58%	6/1/2021	6/1/2027	34,991	34,664	25,459	2.81
Medical Manufacturing Technologies, LLC	^*	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.09%	12/23/2021	12/23/2027	20,586	20,350	20,261	2.24
NEFCO Holding Company LLC	^*	(2)(3)(15)	Construction & Building	SOFR	5.75%	10.31%	8/5/2022	8/5/2028	15,638	15,345	15,584	1.72
NMI AcquisitionCo, Inc.	^*	(2)(3)(11)(15)	High Tech Industries	SOFR	5.00%	9.36%	9/6/2017	9/6/2028	37,714	37,696	37,682	4.16
North Haven Fairway Buyer, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	6.50%	10.90%	5/17/2022	5/17/2028	16,182	15,967	16,182	1.79
North Haven Fairway Buyer, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.66%	6/26/2024	5/17/2028	3,479	3,313	3,390	0.37

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oak Purchaser, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	$7,475	$7,426	$7,353	0.81%
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.11
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€1,515	1,629	1,560	0.17
Optimizely North America Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	4,485	4,434	4,454	0.49
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£606	778	755	0.08
Oranje Holdco, Inc.	^*	(2)(3)(15)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	8,052	7,883	8,116	0.90
Oranje Holdco, Inc.	*	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	3,374	3,312	3,343	0.37
Orthrus Limited (United Kingdom)	^	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€602	627	614	0.07
Orthrus Limited (United Kingdom)	^	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	1,589	1,566	1,565	0.17
Orthrus Limited (United Kingdom)	^	(2)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£674	840	825	0.09
PAM Bidco Limited (United Kingdom)	^	(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	23	29	28	—
PAM Bidco Limited (United Kingdom)	^	(2)(15)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£1,894	2,390	2,302	0.25
Park County Holdings, LLC	^*	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	3.16
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	514	509	514	0.06
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,381	6,444	0.71
Pestco Intermediate, LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	5,025	4,915	5,079	0.56
Pestco Intermediate, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,916	1,872	1,880	0.21
PF Atlantic Holdco 2, LLC	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	11,459	11,312	11,459	1.27
PPV Intermediate Holdings, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,777	6,389	0.71
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(10)	(8)	0.00
Prophix Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	17,194	17,046	17,125	1.89
Pushpay USA Inc.	*	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2024	8/16/2031	1,000	990	1,000	0.11
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,500	9,364	9,497	1.05
QBS Parent, Inc.	^	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	—	(5)	(5)	—
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	6,109	5,972	6,134	0.68
Quantic Electronics, LLC	^	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.65
Quantic Electronics, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027	9,625	9,544	9,625	1.06
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029	11,059	10,772	10,951	1.21
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028	15,000	14,714	15,450	1.71
Rialto Management Group, LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030	13,084	12,950	12,948	1.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Rotation Buyer, LLC	^	(2)(3)(15)	Capital Equipment	SOFR	4.75%	9.08%	12/27/2024	12/27/2031		$9,041	$8,920	$8,919	0.98%
SCP Eye Care HoldCo, LLC	^*	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.90%	10/7/2022	10/7/2029		157	154	157	0.02
Seahawk Bidco, LLC	^	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.10%	12/19/2024	12/19/2031		12,441	12,310	12,310	1.36
Smarsh Inc.	^*	(2)(3)(15)	Software	SOFR	5.75%	10.08%	2/18/2022	2/18/2029		7,509	7,396	7,509	0.83
SPay, Inc.	^	(2)(3)(11)	Leisure Products & Services	SOFR	2.88%, 6.38% PIK	13.84%	6/15/2018	6/15/2026		29,238	29,195	25,109	2.77
Speedstar Holding LLC	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.59%	7/2/2024	7/22/2027		18,170	17,951	17,942	1.98
Spotless Brands, LLC	^*	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.03%	6/21/2022	7/25/2028		28,372	27,869	28,442	3.14
Spotless Brands, LLC	^	(2)(3)(15)	Consumer Services	SOFR	5.50%	10.06%	8/30/2024	7/25/2028		21	(63)	(25)	0.00
Tank Holding Corp.	^*	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2022	3/31/2028		21,214	20,956	21,213	2.34
Tank Holding Corp.	^	(2)(3)(11)(15)	Capital Equipment	SOFR	6.00%	10.35%	9/26/2024	3/31/2028		3,395	3,361	3,395	0.38
TCFI Aevex LLC	*	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.36%	3/18/2020	3/18/2026		10,821	10,771	10,820	1.19
The Chartis Group, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.85%	9/17/2024	9/17/2031		10,410	10,263	10,321	1.14
Total Power Limited (Canada)	^	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	10.16%	7/22/2024	7/22/2030	C$	8,022	5,706	5,486	0.61
Tufin Software North America, Inc.	^*	(2)(3)(11)(15)	Software	SOFR	6.95%	11.29%	8/17/2022	8/17/2028		28,328	27,943	28,202	3.12
Turbo Buyer, Inc.	^*	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2019	12/2/2025		2,289	2,275	2,096	0.23
U.S. Legal Support, Inc.	^*	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.08%	11/30/2018	5/31/2026		17,476	17,453	17,417	1.92
United Flow Technologies Intermediate Holdco II, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.59%	6/21/2024	6/21/2031		5,289	5,171	5,269	0.58
US INFRA SVCS Buyer, LLC	^	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	12.04%	4/13/2020	4/13/2027		8,197	8,152	7,403	0.82
USR Parent Inc.	^*	(2)(3)(10)	Retail	SOFR	7.60%	12.15%	4/22/2022	4/25/2027		3,333	3,315	3,290	0.36
Vensure Employer Services, Inc.	^*	(2)(15)	Business Services	SOFR	5.00%	9.34%	9/27/2024	9/27/2031		18,140	17,927	18,114	2.00
Wineshipping.com LLC	^	(2)(3)(11)(15)	Beverage & Food	SOFR	5.75%	10.29%	10/29/2021	10/29/2027		5,854	5,791	4,796	0.53
World 50, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.75%	10.11%	3/22/2024	3/22/2030		18,996	18,638	18,786	2.08
Yellowstone Buyer Acquisition, LLC	^	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2021	9/13/2027		435	431	402	0.04
YLG Holdings, Inc.	^*	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.32%	9/30/2020	12/23/2030		6,350	6,319	6,271	0.69
First Lien Debt Total											$1,296,904	$1,277,666	141.15%
Second Lien Debt (6.5% of fair value)
11852604 Canada Inc. (Canada)	^	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.98%	9/30/2021	9/30/2028		$10,185	$10,092	$9,956	1.10%
Aimbridge Acquisition Co., Inc.	^	(2)(8)(11)	Leisure Products & Services	SOFR	7.50%	11.79%	2/1/2019	2/1/2027		9,241	9,116	1,116	0.12
AP Plastics Acquisition Holdings, LLC	^*	(2)(3)(11)	Chemicals, Plastics & Rubber	SOFR	7.25%	11.61%	8/10/2021	8/10/2029		33,680	33,053	33,680	3.73
AQA Acquisition Holdings, Inc.	^*	(2)(3)	High Tech Industries	SOFR	6.25%	10.84%	3/3/2021	3/3/2029		35,000	34,454	34,913	3.86
Associations, Inc.	^	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030		5,494	5,471	5,469	0.60

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bayside OPCP, LLC	^	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.48%	5/31/2023	5/31/2026	$5,667	$5,131	$5,667	0.63%
Denali Midco 2, LLC	^	(2)	Consumer Services	FIXED	13.00%, (100% PIK)	13.00%	10/4/2024	12/22/2029	1,320	1,296	1,295	0.14
PAI Holdco, Inc.	^	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	12.09%	10/28/2020	10/28/2028	14,672	14,442	12,888	1.42
TruGreen Limited Partnership	^*	(2)(3)(11)	Consumer Services	SOFR	8.50%	13.09%	11/16/2020	11/2/2028	13,000	12,846	11,483	1.27
Second Lien Debt Total										$125,901	$116,467	12.87%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (5.0% of fair value)
48forty Intermediate Holdings, Inc.	^*	(6)(12)	Transportation: Cargo		11/5/2024	1	$—	$—	—%
ANLG Holdings, LLC	^	(6)(12)	Capital Equipment		6/22/2018	592	592	1,035	0.11
Appriss Health, LLC	^	(6)	Healthcare & Pharmaceuticals	11.00% (100% PIK)	5/6/2021	6	6,268	6,144	0.68
Atlas Ontario LP (Canada)	^	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	5,114	0.57
Bayside HoldCo, LLC	^	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	2,240	0.25
Blackbird Holdco, Inc.	^	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	14	14,008	14,005	1.55
Buckeye Group Holdings, L.P.	^	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	5,117	1,521	1,521	0.17
Buckeye Group Holdings, L.P.	^	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,415	—	—	—
Buckeye Group Holdings, L.P.	^	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,117	—	—	—
CIP Revolution Holdings, LLC	^	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	267	0.03
Cority Software Inc. (Canada)	^	(6)(7)(12)	Software		7/2/2019	250	250	735	0.08
Diligent Corporation	^	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	14	14,326	14,321	1.58
ECP Parent, LLC	^	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.02
EvolveIP, LLC	^	(6)(12)	Telecommunications		10/30/2024	45	153	45	—
FS NU Investors, LP	^	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	1	137	145	0.02
GB Vino Parent, L.P.	^	(6)(12)	Beverage & Food		10/29/2021	4	274	86	0.01
HIG Intermediate, Inc.	^	(6)	Diversified Financial Services	10.50%	12/10/2024	1	751	751	0.08
Integrity Marketing Group, LLC	^	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	20,577	20,496	19,942	2.20
NearU Holdings LLC	^	(6)(12)	Consumer Services		8/16/2022	25	2,470	625	0.07
NEFCO Holding Company LLC	^	(6)	Construction & Building	8.00%	8/5/2022	1	608	608	0.07

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
North Haven Goldfinch Topco, LLC	^	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	$2,315	$—	—%
Pascal Ultimate Holdings, L.P	^	(6)(12)	Capital Equipment		7/21/2021	36	346	766	0.08
Profile Holdings I, LP	^	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	474	0.05
Sinch AB (Sweden)	^	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	199	0.02
Summit K2 Midco, Inc.	^	(6)(12)	Diversified Financial Services		4/27/2023	121	99	177	0.02
Talon MidCo 1 Limited	^	(6)(12)	Software		8/17/2022	1,018	1,456	1,955	0.22
Tank Holding Corp.	^	(6)(12)	Capital Equipment		3/26/2019	850	—	3,485	0.38
Titan DI Preferred Holdings, Inc.	^	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,031	11,933	12,031	1.33
Turbo Buyer, Inc.	^	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,274	0.14
TW LRW Holdings, LLC	^*	(6)(12)	Business Services		6/14/2024	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	^	(6)(12)	Business Services		11/30/2018	641	640	819	0.09
Zenith American Holding, Inc.	^	(6)(12)	Business Services		12/13/2017	1,564	752	1,955	0.22
Equity Investments Total							$87,451	$90,916	10.04%
Total investments—non-controlled/non-affiliated							$1,510,256	$1,485,049	164.06%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.6% of fair value)
SPF Borrower, LLC	^	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.58%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	3.47%
SPF Borrower, LLC	^	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.83%	2/1/2024	2/1/2028	14,659	14,659	14,659	1.62
First Lien Debt Total										$46,031	$46,031	5.09%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.4% of fair value)
SPF HoldCo LLC	^	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	$20,828	$25,830	2.85%
Equity Investments Total							$20,828	$25,830	2.85%
Total investments—non-controlled/affiliated							$66,859	$71,861	7.94%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	20.86%	20.86%	11/3/2020	12/31/2030	$78,122	$78,096	$63,997	7.07%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	182,636	20.18
Middle Market Credit Fund, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.79%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$246,633	27.25%
Total investments—controlled/affiliated										$271,097	$246,633	27.25%
Total investments										$1,848,212	$1,803,543	199.25%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$164	$(821)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.2345%	6.75%	February 18, 2030	$300,000	$(6,875)	$(6,875)	$—
Total					$385,000	$(6,711)	$(7,696)	$—

Derivative Instruments***	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$29,984		£23,100	1/15/2025	$1,089
Forward Currency Contract	Barclays Bank PLC	$5,831	C$	8,000	1/15/2025	269
Forward Currency Contract	Barclays Bank PLC	$846		£674	1/15/2025	3
Forward Currency Contract	Barclays Bank PLC	$632		€602	1/15/2025	9
Forward Currency Contract	Barclays Bank PLC	$1,630		€1,500	2/4/2025	75
Forward Currency Contract	Barclays Bank PLC	$777		£600	2/4/2025	27
Forward Currency Contract	Barclays Bank PLC	$3,233		€2,978	2/4/2025	146
Forward Currency Contract	Barclays Bank PLC	$2,419		£1,869	2/4/2025	81
Total Derivative Instruments						$1,699
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
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
***Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information.
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

Investments—controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	$181,960	$—	$—	$—	$676	$182,636	$22,000
Middle Market Credit Fund, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member's Interest	67,419	—	—	—	(3,422)	63,997	12,905
Total investments—controlled/affiliated	$249,379	$—	$—	$—	$(2,746)	$246,633	$34,905

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the year ended December 31, 2024 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2023	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2024	Interest and PIK Income
SPF Borrower, LLC	$—	$31,372	$—	$—	$—	$31,372	$3,354
SPF Borrower, LLC	—	14,659	—		—	14,659	1,982
SPF HoldCo, LLC (Equity)	—	20,828	—		5,002	25,830	—
Direct Travel, Inc.	44,407	—	(43,341)	—	(1,066)	—	2,352
Direct Travel, Inc.	3,772	—	(3,696)	—	(76)	—	364
Direct Travel, Inc. (Equity)	5,203	—	(4,013)	4,013	(5,203)	—	—
Total investments—non-controlled/affiliated	$53,382	$66,859	$(51,050)	$4,013	$(1,343)	$71,861	$8,052
(15)As of December 31, 2024, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
Accession Risk Management Group, Inc.	Revolver	0.50%	$462	$4
ADPD Holdings, LLC	Delayed Draw	1.00	1,709	(146)
ADPD Holdings, LLC	Revolver	0.50	284	(24)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	2,371	(1)
Advanced Web Technologies Holding Company	Revolver	0.50	1,205	(1)
Alpine Acquisition Corp II	Revolver	0.50	1,965	(387)
AmpersCap LLC	Delayed Draw	1.00	3,709	(74)
Apex Companies Holdings, LLC	Delayed Draw	1.00	4,915	(30)
Applied Technical Services, LLC	Delayed Draw	1.00	512	(7)
Applied Technical Services, LLC	Revolver	0.50	19	—
Appriss Health, LLC	Revolver	0.50	3,212	(21)
Artifact Bidco, Inc.	Delayed Draw	0.50	172	(1)
Artifact Bidco, Inc.	Revolver	0.35	123	(1)
Ascend Buyer, LLC	Revolver	0.50	856	(1)
Associations, Inc.	Delayed Draw	—	846	8
Associations, Inc.	Revolver	0.50	407	4
Athlete Buyer, LLC	Delayed Draw	1.00	4,950	(79)
Atlas US Finco, Inc.	Revolver	0.50	268	0
Auditboard, Inc.	Delayed Draw	0.75	2,857	(17)
Auditboard, Inc.	Revolver	0.50	1,143	(7)
Avalara, Inc.	Revolver	0.50	2,250	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Azurite Intermediate Holdings, Inc.	Revolver	0.50%	$397	$8
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	1,370	(38)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,066	11
Bingo Group Buyer, Inc.	Revolver	0.50	397	4
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€5,076	(110)
Bradyifs Holdings, LLC	Delayed Draw	1.00	206	1
Celerion Buyer, Inc.	Delayed Draw	1.00	499	(4)
Celerion Buyer, Inc.	Revolver	0.50	249	(2)
Chemical Computing Group ULC (Canada)	Revolver	0.50	29	—
CircusTrix Holdings, LLC	Delayed Draw	1.00	323	4
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	14,827	(222)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(6)
Coupa Holdings, LLC	Delayed Draw	1.50	771	10
Coupa Holdings, LLC	Revolver	0.50	591	8
CST Holding Company	Revolver	0.50	470	0
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€1,099	(15)
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,680	—
Dwyer Instruments, Inc.	Revolver	0.50	3,194	—
Ellkay, LLC	Revolver	0.50	1,071	(124)
Essential Services Holding Corporation	Delayed Draw	1.00	149	(0)
Essential Services Holding Corporation	Revolver	0.50	93	(0)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	1,386	—
Excel Fitness Holdings, Inc.	Revolver	0.50	891	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	25	—
Excelitas Technologies Corp.	Revolver	0.50	692	(4)
FPG Intermediate Holdco, LLC	Delayed Draw	—	6	(2)
Galileo Parent, Inc.	Revolver	0.50	1,959	—
Greenhouse Software, Inc.	Revolver	0.50	2,204	13
GS AcquisitionCo, Inc.	Delayed Draw	0.50	29	0
GS AcquisitionCo, Inc.	Revolver	0.50	52	0
Heartland Home Services, Inc.	Revolver	0.50	457	(21)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Hoosier Intermediate, LLC	Revolver	0.50	2,400	—
HS Spa Holdings Inc.	Delayed Draw	0.50	326	—
HS Spa Holdings Inc.	Revolver	0.50	988	6

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Icefall Parent, Inc.	Revolver	0.50%	$744	$(1)
iCIMS, Inc.	Revolver	0.50	1,946	(35)
IG Investments Holdings, LLC	Revolver	0.50	219	—
IQN Holding Corp.	Revolver	0.50	297	—
Kaseya, Inc.	Delayed Draw	1.00	853	—
Kaseya, Inc.	Revolver	0.50	1,541	—
Lifelong Learner Holdings, LLC	Revolver	0.50	42	(4)
LVF Holdings, Inc.	Revolver	0.38	1,733	—
Material Holdings, LLC	Revolver	1.00	192	—
Medical Manufacturing Technologies, LLC	Revolver	0.50	558	(9)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,545	(4)
NEFCO Holding Company LLC	Revolver	0.50	3,352	(8)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(1)
North Haven Fairway Buyer, LLC	Delayed Draw	1.00	6,036	(57)
North Haven Fairway Buyer, LLC	Revolver	0.50	853	—
Oak Purchaser, Inc.	Delayed Draw	0.50	1,349	(23)
Oak Purchaser, Inc.	Revolver	0.50	584	(9)
Optimizely North America Inc.	Revolver	0.50	682	(4)
Oranje Holdco, Inc.	Revolver	0.50	1,006	7
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£314	(4)
PAM Bidco Limited (United Kingdom)	Delayed Draw	3.23	£10	—
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£890	(14)
PDI TA Holdings, Inc	Delayed Draw	0.50	47	(0)
PDI TA Holdings, Inc	Revolver	0.50	46	(0)
Pestco Intermediate, LLC	Delayed Draw	1.00	1,223	(14)
Pestco Intermediate, LLC	Revolver	0.50	442	4
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	8,696	—
Prophix Software Inc. (Canada)	Delayed Draw	—	1,320	(5)
Prophix Software Inc. (Canada)	Revolver	0.50	1,994	(7)
PXO Holdings I Corp.	Revolver	0.50	920	(0)
QBS Parent, Inc.	Revolver	0.38	1,010	(5)
QNNECT, LLC	Delayed Draw	1.00	376	1
Quantic Electronics, LLC	Revolver	0.50	644	—
Radwell Parent, LLC	Delayed Draw	0.50	2,020	(15)
Radwell Parent, LLC	Revolver	0.38	1,116	(8)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
Rialto Management Group, LLC	Revolver	0.50%		$451	$(5)
Rotation Buyer, LLC	Delayed Draw	1.00		2,254	(22)
Rotation Buyer, LLC	Revolver	0.50		874	(9)
SCP Eye Care HoldCo, LLC	Revolver	0.50		19	0
Seahawk Bidco, LLC	Delayed Draw	1.00		3,888	(29)
Seahawk Bidco, LLC	Revolver	0.50		1,166	(9)
Smarsh Inc.	Delayed Draw	1.00		816	—
Smarsh Inc.	Revolver	0.50		245	—
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(20)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		9,029	(46)
Spotless Brands, LLC	Revolver	0.50		1,096	3
Tank Holding Corp.	Delayed Draw	1.00		162	—
Tank Holding Corp.	Revolver	0.38		1,655	—
The Chartis Group, LLC	Delayed Draw	1.00		3,187	(19)
The Chartis Group, LLC	Revolver	0.50		1,593	(9)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,958	(35)
Total Power Limited (Canada)	Revolver	0.50	C$	1,111	(20)
Tufin Software North America, Inc.	Revolver	0.50		1,339	(6)
Turbo Buyer, Inc.	Revolver	0.50		609	(40)
U.S. Legal Support, Inc.	Revolver	0.50		816	(3)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		2,520	(6)
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		559	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		3,767	(4)
Wineshipping.com LLC	Revolver	0.50%		238	(41)
World 50, Inc.	Revolver	0.50		860	(9)
YLG Holdings, Inc.	Delayed Draw	0.50		626	(7)
YLG Holdings, Inc.	Revolver	0.38		503	(5)
Total unfunded commitments				$179,247	$(1,827)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
The type of investments as of December 31, 2024 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,342,935	$1,323,697	73.4%
Second Lien Debt	125,901	116,467	6.4
Equity Investments	108,279	116,746	6.5
Investment Funds	271,097	246,633	13.7
Total	$1,848,212	$1,803,543	100.0%
The rate type of debt investments as of December 31, 2024 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$1,463,336	$1,434,667	99.6%
Fixed Rate	5,471	5,469	0.4
Total	$1,468,807	$1,440,136	100.0%
The industry composition of investments as of December 31, 2024 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$75,745	$66,957	3.7%
Auto Aftermarket & Services	44,427	43,024	2.4
Beverage & Food	25,822	24,842	1.4
Business Services	105,807	107,163	5.9
Capital Equipment	73,037	77,453	4.3
Chemicals, Plastics & Rubber	42,940	43,651	2.4
Construction & Building	47,139	47,414	2.6
Consumer Goods: Durable	4,835	4,662	0.2
Consumer Goods: Non-Durable	6,998	7,176	0.4
Consumer Services	120,893	116,919	6.5
Containers, Packaging & Glass	51,606	46,596	2.6
Diversified Financial Services	100,976	100,093	5.5
Energy: Electricity	7,210	6,998	0.4
Energy: Oil & Gas	11,928	12,026	0.7
Environmental Industries	64,612	64,757	3.6
Healthcare & Pharmaceuticals	226,626	232,628	12.9
High Tech Industries	144,375	144,398	8.0
Investment Funds	271,097	246,633	13.7
Leisure Products & Services	93,348	80,367	4.5
Media: Advertising, Printing & Publishing	15,032	15,717	0.9

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Diversified & Production	$31,881	$32,124	1.8%
Retail	23,129	23,290	1.3
Software	188,238	189,975	10.5
Sovereign & Public Finance	79	81	0.0
Telecommunications	39,664	39,566	2.2
Transportation: Cargo	8,738	6,726	0.4
Utilities: Water	2,419	2,330	0.1
Wholesale	19,611	19,977	1.1
Total	$1,848,212	$1,803,543	100.0%
The geographical composition of investments as of December 31, 2024 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$2,226	$2,286	0.1%
Canada	58,526	58,755	3.3
Italy	3,190	3,094	0.2
Luxembourg	43,515	41,365	2.3
Sweden	1,168	199	0.0
United Kingdom	50,613	49,188	2.7
United States	1,688,974	1,648,656	91.4
Total	$1,848,212	$1,803,543	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2025
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and March 31, 2025. The Class C-R Notes are eliminated in consolidation. Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, (as amended, the “Limited Liability Company Agreement”) to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each ($250,000 prior to the March 18, 2025 amendment). Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC (“Credit Fund II”). Credit Fund II invests in senior secured loans of middle market companies. Prior to the completion of the Credit Fund II Purchase (as defined below), Credit Fund II was managed by a four-member board of managers, on which the Company and CCLF each had equal representation, and the Company and CCLF held approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively.
On February 10, 2025, the Company and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2,667 to CCLF, and the Company contributed $140,000 in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, the Company entered into a membership interest purchase agreement to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024 (the “Credit Fund II Purchase”), after which Credit Fund II became a wholly owned subsidiary of the Company and in connection therewith the CCLF board members resigned. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for details.
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. On March 27, 2025, in connection with the CSL III Merger (as defined below), the Company entered into a preferred stock exchange agreement (the “ Preferred Stock Exchange Agreement”) with CIM, the holder of record of shares of the Preferred Stock. Pursuant to the Preferred Stock Exchange Agreement, CIM surrendered all 2,000,000 outstanding shares of Preferred Stock in exchange for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Preferred Stock divided by the net asset value per share of the Company as of March 25, 2025 (the “Preferred Stock Exchange”). Immediately prior to the Preferred Stock Exchange, the Company paid all accrued and unpaid dividends on the Preferred Stock. Following the Preferred Stock Exchange, the Preferred Stock was cancelled and is no longer outstanding. See Note 10, Net Assets, to these unaudited consolidated financial statements for additional information regarding the Preferred Stock and the Preferred Stock Exchange.
On March 27, 2025, the Company completed its acquisition of Carlyle Secured Lending III (“CSL III”), a Maryland corporation, pursuant to the Agreement and Plan of Merger (as amended the “Merger Agreement”), dated as of August 2, 2024, by and among the Company, CSL III, Blue Fox Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, Merger Sub first merged with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and immediately thereafter, CSL III merged with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “CSL III Merger”). Commencing on the completion of the CSL III Merger, all activity is consolidated in these unaudited consolidated financial statements. Refer to Note 15, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.

Carlyle Secured Lending III SPV, L.L.C. (the “CSL III SPV”) is a Delaware limited liability company formed on August 31, 2022, that became a wholly owned and consolidated subsidiary of the Company as a result of the CSL III Merger. CSL III SPV invests in first and second lien senior secured loans and is consolidated in these unaudited consolidated financial statements commencing on the completion of the CSL III Merger.
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
The interim consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gain (loss) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with three large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2025 and December 31, 2024, the Company held restricted cash balances of $104,401 and $26,904, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2025 and December 31, 2024, the Company held $298 and $6, respectively, in restricted cash denominated in a foreign currency. As of March 31, 2025 and December 31, 2024, the cost of foreign currencies was $5,608 and $2,710, respectively. As of March 31, 2025 and December 31, 2024, the fair value of foreign currencies was $5,597 and $2,716, respectively.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $227,698 and $235,895, respectively, which represents approximately 10.1% and 13.1%, respectively, of total investments at fair value. For the three months ended March 31, 2025 and 2024, the Company earned $5,379 and $5,507, in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2025 and 2024, the Company earned $951 and $1,782, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $36,622 and $10,393, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024 and for the periods then ended.
Credit Facilities, Senior Notes, and Debt Securitization – Related Costs, Expenses and Deferred Financing Costs
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended on March 12, 2025. Effective March 27, 2025, as a result of the CSL III Merger, the Company succeeded to the obligations of CSL III under a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility” and together with the “Credit Facility”, the “Credit Facilities”) previously entered into by CSL III SPV on September 30, 2022. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
The Credit Facilities, the 2015-1N Debt, and the Senior Notes are recorded at carrying value, which approximates fair value.
Deferred financing costs include capitalized expenses related to the closing or amendments of the Credit Facilities. Amortization of deferred financing costs for the Credit Facilities is computed on the straight-line basis over the respective term of each Credit Facility. The unamortized balance of such costs is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Asset Acquisition
The CSL III Merger and Credit Fund II Purchase were accounted for under the asset acquisition method of accounting in accordance with ASC 805 – Business Combinations – Related Issues (“ASC Topic 805”), also referred to as “purchase accounting.” Under the asset acquisition method of accounting, acquiring assets in groups not only requires ascertaining the cost of the asset (or net assets), but also allocating that cost to the individual assets (or individual assets and liabilities) that make up the group. Per ASC Topic 805, assets are recognized based on their cost to the acquiring entity, which generally includes transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of non-cash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books.
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II

Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation on the Company’s Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation on the loans acquired through their ultimate disposition. Amortization of the purchase premium relating to asset acquisitions for the three months ended March 31, 2025 was $321. The purchase premium allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2025 and 2024, the Company incurred $676 and $830, respectively, in excise tax expense.
The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV, CSL III SPV, Credit Fund II and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2025 and audited consolidated financial statements as of December 31, 2024.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2025 and 2024, there were no transfers between levels.
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,873,091	$1,873,091
Second Lien Debt	—	—	129,629	129,629
Equity Investments	—	—	121,515	121,515
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	121,391	121,391
Total Investments	$—	$—	$2,245,626	$2,245,626
Derivative Assets(2)	—	306	—	306
Liabilities
Derivative Liabilities(2)	—	(3,502)	—	(3,502)
Total				$2,242,430

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,323,697	$1,323,697
Second Lien Debt	—	—	116,467	116,467
Equity Investments	—	—	116,746	116,746
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	182,636	182,636
Total	$—	$—	$1,739,546	$1,739,546
Investments measured at net asset value(1)				$63,997
Total Investments				$1,803,543
Derivative assets(2)	—	1,863	—	1,863
Liabilities
Derivative liabilities(2)	—	(6,875)	—	(6,875)
Total				$1,798,531
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)As of March 31, 2025 and December 31, 2024, derivative assets and liabilities include interest rate swaps and forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	171,923	989	3,598	—	176,510
Transfer in - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer in - Credit Fund II Purchase	181,645	9,493	63	—	191,201
Sales	(88,285)	(1,137)	(6,415)	(62,500)	(158,337)
Paydowns	(187,006)	(100)	—	—	(187,106)
Accretion of discount	2,749	160	59	—	2,968
Net realized gains (losses)	925	(7,974)	22	—	(7,027)
Net change in unrealized appreciation (depreciation)	(11,681)	7,614	5,010	1,255	2,198
Balance, end of period	$1,873,091	$129,629	$121,515	$121,391	$2,245,626
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(13,947)	$(386)	$4,886	$1,255	$(8,192)

	Financial Assets
	Three Months Ended March 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Mezzanine Loan	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$—	$181,960	$1,774,462
Purchases	70,882	406	22,892	—	—	94,180
Sales	(35,826)	—	(5,458)	—	—	(41,284)
Paydowns	(84,304)	(25,146)	(2,738)	—	—	(112,188)
Accretion of discount	2,641	394	123	—	—	3,158
Net realized gains (losses)	(23,198)	—	4,012	—	—	(19,186)
Net change in unrealized appreciation (depreciation)	24,773	1,524	(7,184)	—	(1,312)	17,801
Balance, end of period	$1,266,471	$165,353	$104,471	$—	$180,648	$1,716,943
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$2,786	$1,814	$(1,643)	$—	$(1,312)	$1,645
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2025			Low	High
Investments in First Lien Debt	$1,612,080	Discounted Cash Flow	Discount Rate	6.99%	22.70%	10.55%
	143,994	Consensus Pricing	Indicative Quotes	84.48%	100.00%	98.10%
	117,017	Income Approach	Discount Rate	10.27%	14.56%	11.43%
		Market Approach	Comparable Multiple	8.75x	11.29x	9.93x
Total First Lien Debt	1,873,091
Investments in Second Lien Debt	112,362	Discounted Cash Flow	Discount Rate	10.64%	16.66%	12.22%
	11,395	Consensus Pricing	Indicative Quotes	87.65%	87.65%	87.65%
	5,872	Income Approach	Discount Rate	10.27%	10.27%	10.27%
Total Second Lien Debt	129,629
Investments in Equity	65,213	Income Approach	Discount Rate	8.75%	16.16%	12.38%
	56,302	Market Approach	Comparable Multiple	6.00x	17.16x	11.31x
Total Equity Investments	121,515
Investments in Investment Funds
Subordinated Loan and Member's Interest	121,391	Discounted Cash Flow	Discount Rate	10.50%	10.50%	10.50%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	121,391
Total Level 3 Investments	$2,245,626

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,115,889	Discounted Cash Flow	Discount Rate	7.22%	21.50%	10.96%
	95,408	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.75%
	112,400	Income Approach	Discount Rate	10.28%	14.61%	11.34%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.64x
Total First Lien Debt	1,323,697
Investments in Second Lien Debt	63,288	Discounted Cash Flow	Discount Rate	10.40%	17.03%	13.08%
	46,396	Consensus Pricing	Indicative Quotes	88.33%	99.75%	96.92%
	6,783	Income Approach	Discount Rate	10.28%	14.33%	10.94%
Total Second Lien Debt	116,467
Investments in Equity	67,963	Income Approach	Discount Rate	9.75%	14.61%	12.51%
	48,783	Market Approach	Comparable Multiple	6.25x	17.09x	11.37x
Total Equity Investments	116,746
Investments in Investment Funds
Subordinated Loan and Member's Interest	182,636	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	182,636
Total Level 3 Investments	$1,739,546
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities, the 2028 Notes, the 2030 Notes, and the Securitizations as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$494,169	$494,169	$213,439	$213,439
2028 Notes	85,000	84,694	85,000	84,836
2030 Notes	300,000	302,001	300,000	306,864
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	239,645	240,000	240,273
2015-1N Aaa/AAA Class A-L Loans	50,000	49,926	50,000	50,057
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	19,954	20,000	20,019
2015-1N AA Class A-2-RR Notes	30,000	29,787	30,000	30,059
2015-1N A Class B-R Notes	40,000	39,876	40,000	40,147
Total	$1,259,169	$1,260,052	$978,439	$985,694
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the 2028 Notes and 2030 Notes approximate their respective fair values. The carrying value of the 2028 Notes and 2030 Notes approximates their fair value due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these unaudited consolidated financial statements. The 2028 Notes and 2030 are categorized as Level 3 within the hierarchy.
The carrying value of the 2015-1N Debt approximates their fair value. The Securitizations are categorized as Level 3 within the hierarchy and are valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.
4. RELATED PARTY TRANSACTIONS
Investment Advisory Agreement
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017, August 6, 2018, and February 20, 2025 after receipt of requisite Board and stockholders' approvals, as applicable (as amended, the “Investment Advisory Agreement”).
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
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
Under the Third Amended and Restated Investment Advisory Agreement, dated February 20, 2025, the calculation of “Pre-Incentive Fee Net Investment Income” was amended to exclude any amortization or accretion of purchase premiums or purchase discounts to interest income resulting solely from merger-related or acquisition-related accounting adjustments in connection with the assets acquired in the CSL III Merger, Credit Fund II Purchase, or in any similar asset acquisition transaction, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related or acquisition-related accounting adjustments, in the aggregate, would result in an increase in Pre-Incentive Fee Net Investment Income.
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

Under the Third Amended and Restated Investment Advisory Agreement, the calculation of cumulative aggregate realized capital gains, cumulative aggregate realized capital losses, and aggregate unrealized capital depreciation also excludes any amounts that result solely from merger-related or acquisition-related accounting adjustments in connection with assets acquired in the CSL III Merger and Credit Fund II Purchase or any similar asset acquisition transaction, including any premium or discount paid for the acquisition of such assets, solely to the extent that inclusion of such adjustments would, in the aggregate, result in an increase in the second part of the incentive fees.
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Base management fees	$7,609	$6,888
Incentive fees	4,400	5,867
Total base management fees and incentive fees	$12,009	$12,755
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of March 31, 2025 and December 31, 2024, $13,405 and $11,908, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved the Administration Agreement (the “Administration Agreement”) between the Company and the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period.
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
For the three months ended March 31, 2025 and 2024, the Company incurred $406 and $501, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $986 and $885, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On April 29, 2025, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of each Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three months ended March 31, 2025 and 2024, the Company incurred $182 and $157, respectively, in fees under State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, $411 and $223, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, a Compensation Committee and, prior to the completion of the CSL III Merger, a special committee in connection with the CSL III Merger. The members of Audit, Nominating and Governance, Compensation, and special committees consist entirely of Independent Directors. The special committee ceased to exist upon the completion of the CSL III Merger on March 27, 2025. The Board of Directors may establish additional committees in the future. For the three months ended March 31, 2025 and 2024, the Company incurred $148 and $151, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended March 31,
	2025	2024
Number of investments sold	7	1
Proceeds from investments	$88,850	$9,857
Realized gain (loss) from investments	$763	$(17)
Prior to the Credit Fund II Purchase, the Company would engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

Three Months Ended March 31,
2024
Number of investments sold	2
Proceeds from investments	$3,829
Realized gain (loss) from investments	$20

Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. For the three months ended March 31, 2025 and 2024, the Company declared and paid dividends on the Preferred Stock of $826 and $875, respectively.
In connection with the completion of the CSL III Merger, on March 27, 2025, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 outstanding shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock based on the aggregate $50,000 liquidation preference of the Preferred Stock and the Company’s net asset value per share as of March 25, 2025, equal to $16.64. All accrued and unpaid dividends on the Preferred Stock were paid in cash immediately prior to the exchange. The Preferred Stock was cancelled upon exchange, and CIM now holds only the Company’s of common stock. See Note 10, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange.
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
CSL III Merger
As of March 31, 2025, $1,413 in incentive fees were accrued by CSL III prior to the completion of the CSL III Merger and payable to CSL III Advisor pursuant to the investment advisory agreement between CSL III and CSL III Advisor. This amount outstanding was assumed by the Company upon the completion of the CSL III Merger and included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities. The investment advisory agreement between CSL III and CSL III Advisor was terminated upon the completion of the CSL III Merger.
As of March 31, 2025, $1,998 in reimbursable expenses were outstanding and payable by CSL III Advisor to CSL III prior to the completion of the CSL III Merger pursuant to its expense support and conditional reimbursement agreement with CSL III Advisor (the “CSL III Reimbursement Agreement”). This amount was assumed by the Company upon the completion of the CSL III Merger and included in prepaid and other assets in the accompanying Consolidated Statements of Assets and Liabilities. The CSL III Reimbursement Agreement was terminated upon the completion of the CSL III Merger.
In connection with the completion of the CSL III Merger, the Investment Adviser and CSL III Advisor paid $5,000 in merger-related expenses on behalf of the Company and CSL III. All merger-related expenses incurred above the $5,000 were borne by the Company and CSL III in accordance with the Merger Agreement.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended and restated on March 18, 2025 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each ($250,000 each prior to the March 18, 2025 amendment). Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Middle Market Credit Fund SPV, LLC (the “Credit Fund Sub”), a Delaware limited liability company, was formed on April 5, 2016. Credit Fund Sub is a wholly owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements commencing from the date of its formation. Credit Fund Sub primarily invests in first lien loans of middle market companies. Credit Fund and its wholly owned subsidiary follow the same Internal Risk Rating System as the Company. Refer to “Debt” below in this Note 5 for discussions regarding the credit facility entered into and the notes issued by such wholly owned subsidiaries.
Credit Fund, the Company, and Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund (in such capacity, the “Credit Fund Administrative Agent”), pursuant to which the Credit Fund Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund with the approval of the board of managers of Credit Fund, and is reimbursed by Credit Fund for its costs and expenses and Credit Fund’s allocable portion of overhead incurred by the Credit Fund Administrative Agent in performing its obligations thereunder.
Selected Financial Data
Since inception of Credit Fund and through March 31, 2025 and December 31, 2024, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $624,608 and $541,053, respectively)	$610,508	$529,909
Cash, cash equivalents and restricted cash(1)	30,820	48,046
Other assets	11,255	22,932
Total assets	$652,583	$600,887
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$430,000	$189,221
Other liabilities	13,483	71,301
Subordinated loans and members’ equity (2)	209,100	340,365
Total liabilities and members’ equity	$652,583	$600,887
(1)As of March 31, 2025 and December 31, 2024, $1,000 and $10,428, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of March 31, 2025 and December 31, 2024, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $121,391 and $182,636, respectively.

	Three Months Ended March 31,
	2025	2024
Selected Consolidated Statements of Operations Information:	(unaudited)
Total investment income	$14,230	$21,823
Expenses
Interest and credit facility expenses	6,162	10,073
Other expenses	377	596
Total expenses	6,539	10,669
Net investment income (loss)	7,691	11,154
Net realized gain (loss) on investments	—	(743)
Net change in unrealized appreciation (depreciation) on investments	(2,956)	11,529
Net increase (decrease) resulting from operations	$4,735	$21,940
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Senior secured loans(1)	$631,485	$547,672
Number of portfolio companies in Credit Fund	35	33
Average amount per portfolio company(1)	$18,042	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$5,215	$4,787
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$39,432	$39,712
Percentage of portfolio with PIK provisions(3)	6.5%	7.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.07%	11/1/2029	$21,617	$21,617	$21,702
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.55%	3/31/2028	33,561	33,269	33,179
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.56%	10/31/2030	8,552	8,444	8,638
Alpine Acquisition Corp II	+	(2)(3)	Transportation: Cargo	SOFR	2.50%, 7.82% PIK	10.32%	11/30/2029	10,015	9,800	7,292
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2028	20,614	20,552	20,557
API Technologies Corp.	^	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.30%	5/9/2027	15,913	14,698	12,978
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.30%	5/9/2027	1,387	981	1,387
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.80%	9/30/2026	10,877	10,841	10,445
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.82%	8/30/2025	11,309	11,293	11,309
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.07%	5/27/2028	12,942	12,875	12,938
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.00%	8.32%	4/26/2029	29,325	28,941	29,164
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2029	16,497	16,345	16,382
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2028	18,938	18,796	18,616
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.05%	12/15/2026	7,078	7,039	6,757
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.31%	12/15/2026	23,976	23,942	22,981
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.00%	10.31%	11/17/2025	34,743	34,712	34,424
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.31%	8/14/2026	13,230	13,215	12,951
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.80%	5/25/2027	37,132	37,034	35,483
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.02%	8/5/2028	19,867	19,710	19,869
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	9.30%	5/17/2028	19,065	18,897	18,840
Output Services Group, Inc.	+	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.71%	11/30/2028	4,160	2,793	3,661
Park County Holdings, LLC	+	(2)(3)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2029	15,000	14,925	14,925
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.80%	11/12/2027	15,046	14,913	15,046
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.05%	11/7/2031	10,454	10,404	10,431
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.33%	1/31/2029	18,477	18,462	17,775
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2031	7,785	7,708	7,737
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2031	12,165	12,043	12,089
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2031	8,789	8,727	8,710
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	8.30%	3/1/2032	17,849	17,761	17,760
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.77%	7/25/2028	10,837	10,734	10,788
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.82%	12/30/2026	14,363	14,312	13,828
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.07%	3/31/2028	19,499	19,163	18,891
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.80%	9/17/2031	10,384	10,284	10,329

Consolidated Schedule of Investments as of March 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	12/2/2025	$34,161	$34,108	$31,803
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.30%	5/2/2026	4,078	2,935	1,554
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	9.79%	6/29/2027	23,200	23,043	23,190
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.15%	9/13/2027	38,600	38,233	35,787
First Lien Debt Total									$623,549	$610,196
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	312
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$312
Total Investments									$624,608	$610,508
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub 2025 Facility”). The lenders of the Credit Fund Sub 2025 Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2025, the geographical composition of investments as a percentage of fair value was 1.9% in Canada, 1.3% in Netherlands, and 96.8% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2025. As of March 31, 2025, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.30% and the 180-day SOFR at 4.22%.
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
(7)Represents an investment on non-accrual status as of March 31, 2025.
(8)Represents a non-income producing security as of March 31, 2025.
(9)As of March 31, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,140	$(67)
Chemical Computing Group ULC (Canada)	Revolver	0.50	873	—
Heartland Home Services, Inc.	Revolver	0.50	496	(21)
HMT Holding Inc.	Revolver	0.50	2,822	(24)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	6,036	(54)
Turbo Buyer, Inc.	Revolver	0.50	233	(16)
VRC Companies, LLC	Revolver	0.50	833	0
Total unfunded commitments			$18,433	$(182)

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$21,673	$21,673	$21,882
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.58%	3/31/2028	33,437	33,124	33,045
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2030	8,574	8,461	8,660
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	9,804	9,558	7,870
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	15,678	14,432	12,276
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	1,385	936	1,385
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	10,905	10,864	10,523
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.96%	8/30/2025	11,345	11,320	11,345
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.11%	5/27/2028	12,942	12,870	12,940
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.11%	4/26/2029	29,325	28,922	29,490
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	3,593	3,566	3,593
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2028	18,987	18,835	18,680
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.33%	12/15/2026	23,963	23,921	22,845
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.08%	12/15/2026	7,096	7,051	6,742
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.50%	11.01%	11/17/2025	33,416	33,372	33,190
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.51%	8/14/2026	13,265	13,247	13,066
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.94%	5/25/2027	37,208	37,100	36,788
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	9,898	9,791	9,898
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.31%	8/5/2028	10,830	10,722	10,806
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	10.90%	5/17/2028	6,632	6,513	6,632
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,910	3,262
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	15,085	14,940	15,085
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2031	15,650	15,498	15,650
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2031	9,569	9,522	9,521
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.51%	1/31/2029	18,450	18,435	18,181
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	7,805	7,727	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	12,195	12,073	12,073
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.86%	12/30/2026	14,400	14,343	13,811
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	10.06%	7/25/2028	10,864	10,756	10,809
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	19,549	19,189	19,549
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	34,015	33,944	31,728
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,014	2,993	1,525
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	10.35%	6/29/2027	23,260	23,087	23,250

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2027	$38,700	$38,299	$35,768
First Lien Debt Total									$539,994	$529,595
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	314
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$314
Total Investments									$541,053	$529,909
^ Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). Accordingly, such assets are not available to creditors of Credit Fund Sub.
+ Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub 2016 Facility”). The lenders of the Credit Fund Sub 2016 Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2024, the geographical composition of investments as a percentage of fair value was 2.1% in Canada, 1.5% in Netherlands, and 96.4% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2024. As of December 31, 2024, the reference rates for Credit Fund's variable rate loans were the 30-day SOFR at 4.30%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.25%.
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of March 31, 2025 and December 31, 2024, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub 2016 Facility		Credit Fund Sub 2025 Facility
	2025	2024	2025	2024	2025	2024
Three Months Ended March 31,
Outstanding borrowing, beginning of period	$—	$—	$189,221	$447,221	$—	$—
Borrowings	—	—	29,000	2,000	430,000	—
Repayments	—	—	(218,221)	(7,000)	—	—
Outstanding Borrowing, end of period	$—	$—	$—	$442,221	$430,000	$—
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which has been amended from time to time, most recently on March 18, 2025, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000 ($175,000 prior to the May 21, 2023 amendment), subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR (LIBOR prior to the May 21, 2023 amendment) plus an applicable spread of 5.50% (9.00% prior to the March 26, 2024 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2028, (May 21, 2025 prior to the March 18, 2025 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.
Credit Fund Sub 2016 Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub 2016 Facility with lenders, which had been amended from time to time, most recently on November 4, 2024. The Credit Fund Sub 2016 Facility provided up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub 2016 Facility). The aggregate maximum credit commitment could have been increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub 2016 Facility, including adequate collateral to support such borrowings. The Credit Fund Sub 2016 Facility had a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which could have been extended by mutual agreement of the parties to the Credit Fund Sub 2016 Facility. Borrowings under the Credit Fund Sub 2016 Facility bore interest initially at the applicable commercial paper rate (if the lender was a conduit lender) or SOFR plus 2.30% (2.70% and 2.35% prior to the November 4, 2024 and April 20, 2023 amendments, respectively). The Credit Fund Sub was also required to pay an undrawn commitment fee of between 0.00% to 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub 2016 Facility. Payments under the Credit Fund Sub 2016 Facility were made quarterly. Subject to certain exceptions, the Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub. The outstanding borrowings on the Credit Fund Sub 2016 Facility were repaid in full on March 20, 2025.
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility provides up to an amount equal to $600,000 in total secured borrowings, consisting of a $480,000 term commitment and a $120,000 revolving commitment. The aggregate commitment may be increased up to an amount not to exceed $800,000, subject to certain conditions as set forth in the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at a rate equal to SOFR plus 1.60%. In addition, Credit Fund Sub is required to pay an undrawn commitment fee of 0.50% depending on the usage of the Credit Fund Sub 2025 Facility. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.

6. MIDDLE MARKET CREDIT FUND II, LLC
Overview
On November 3, 2020, the Company and CCLF entered into a limited liability company agreement to co-manage Credit Fund II, a Delaware limited liability company. Prior to the completion of the Credit Fund II Purchase, the Company and CCLF had approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively, and Credit Fund II was managed by a four-member board of managers, on which the Company and CCLF each had equal representation. Prior to the Credit Fund II Purchase, the Company’s membership interest in Credit Fund II was included within Investments–Controlled/Affiliated within the accompanying Consolidated Statements of Assets and Liabilities and Consolidated Schedules of Investments.
On February 10, 2025, the Company and CCLF entered into the Amended Credit Fund II LLCA. Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2,667 to CCLF, and the Company contributed $140,000 in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, the Company completed the Credit Fund II Purchase, after which Credit Fund II became a wholly owned subsidiary of the Company and in connection therewith the CCLF board members resigned. As of March 31, 2025, Credit Fund II is a wholly owned subsidiary of the Company.
Middle Market Credit Fund II SPV, LLC (“Credit Fund II Sub”), a Delaware limited liability company, was formed on September 4, 2020. Credit Fund II Sub is a wholly owned subsidiary of Credit Fund II and is consolidated in Credit Fund II’s consolidated financial statements commencing from the date of its formation. Credit Fund II Sub primarily holds investments in first lien loans of middle market companies, which were pledged as security for the Credit Fund II Senior Notes.
On November 3, 2020, Credit Fund II Sub closed on the Credit Fund II Senior Notes (the “Credit Fund II Senior Notes”) with lenders, which has been amended from time to time, most recently on August 4, 2023. The Credit Fund II Senior Notes provided for secured borrowings totaling $157,500. On February 11, 2025, in connection with the Credit Fund II Purchase, Credit Fund II Sub repaid the remaining principal balance of the Credit Fund II Senior Notes in full.
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
7. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$5,609	C$	8,000	$46
Barclays Bank PLC	$1,587		€1,520	(57)
Barclays Bank PLC	$29,225		£23,774	(1,484)
				$(1,495)

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$5,831	C$	8,000	$269
Barclays Bank PLC	$5,495		€5,080	230
Barclays Bank PLC	$34,026		£26,243	1,200
				$1,699

In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). Each ISDA Master Agreement is a bilateral agreement between the Company and Barclays that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with Barclays permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays.
For financial reporting purposes, any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the interest rate swap agreement are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on the accompanying Consolidated Statements of Assets and Liabilities. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
The following table is intended to provide additional information about the effect of the forward currency contracts on the unaudited consolidated financial statements of the Company, including the fair value of derivatives by risk category and the Company’s gross and net amount of assets and liabilities available for offset under netting arrangements, as well as any related collateral received or pledged by the Company as of March 31, 2025 and December 31, 2024. Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments.

As of March 31, 2025
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$46	$(1,541)	$(1,495)	$—	$(1,495)

As of December 31, 2024
Counterparty	Risk Exposure	Unrealized Appreciation on Forward Currency Contracts	Unrealized Depreciation on Forward Currency Contracts	Net Amount	Collateral (Received) Pledged	Net Amount
Barclays Bank PLC	Foreign Currency	$1,699	$—	$1,699	$—	$1,699
On March 27, 2025, in connection with the CSL III Merger, the Company assumed the forward currency contracts held by CSL III under its ISDA Master Agreement with each of its derivative counterparties, Barclays and Macquarie Bank Limited (“Macquarie” and together with Barclays, the “Counterparties” and each a “Counterparty). Below is a summary of the outstanding forward currency contracts assumed as of March 27, 2025. All the forward currency contracts assumed from the CSL III Merger were closed as of March 31, 2025.

Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Macquarie Bank Limited	$3,081		€2,827	$(14)
Macquarie Bank Limited	$3,678	C$	4,967	90
Barclays Bank PLC	$21,877		€20,525	(601)
Barclays Bank PLC	$6,781		£5,485	(288)
Barclays Bank PLC	€18		$19	1
				$(812)
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
The following table details our interest rate swap contracts outstanding as of March 31, 2025 and December 31, 2024.

As of March 31, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$306	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(2,007)	Derivative liabilities, at fair value

As of December 31, 2024
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$164	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(6,875)	Derivative liabilities, at fair value
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. The net increase (decrease) recorded in interest expense and credit facility fees was $(154) and $83, respectively, for the three months ended March 31, 2025 and 2024.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and December 31, 2024:

As of March 31, 2025
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$306	$—	$—	$(240)	$66
JP Morgan Chase Bank N.A.	$—	$—	$—	$—	$—
Barclays Bank PLC	$—	$—	$—	$—	$—
Total	$306	$—	$—	$(240)	$66

As of March 31, 2025
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	$2,007	$—	$—	$(2,007)	$—
Barclays Bank PLC	$1,495	$—	$—	$—	$1,495
Total	$3,502	$—	$—	$(2,007)	$1,495

As of December 31, 2024
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$164	$—	$—	$(164)	$—
JP Morgan Chase Bank N.A.	$—	$—	$—	$—	$—
Barclays Bank PLC	$1,699	$—	$—	$—	$1,699
Total	$1,863	$—	$—	$(164)	$1,699

As of December 31, 2024
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	$6,875	$—	$—	$(6,875)	$—
Barclays Bank PLC	$—	$—	$—	$—	$—
Total	$6,875	$—	$—	$(6,875)	$—
8. BORROWINGS
The Company is a party to the Credit Facilities, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation as of December 31, 2024. As of March 31, 2025 and December 31, 2024, asset coverage was 196.3% and 183.2%, respectively, and the Company was in compliance with all covenants and other requirements of their respective credit facility agreements.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of March 31, 2025 and December 31, 2024.

	As of
	March 31, 2025	December 31, 2024
Credit Facility	$288,169	$213,439
CSL III SPV Credit Facility	206,000	—
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,259,169	978,439
Less: unamortized debt issuance costs	(10,289)	(10,790)
Effective interest rate swap hedge	(1,694)	(6,700)
Total carrying value	$1,247,186	$960,949

Credit Facility
The Company closed on the Credit Facility on March 21, 2014. The Credit Facility was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The maximum principal amount of the Credit Facility is $935,000 ($790,000 prior the March 12, 2025 amendment, $745,000 prior to the August 31, 2023 amendment, and $688,000 prior to the April 21, 2023 amendment), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment and $900,000 prior to the August 31, 2023 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
The availability period under the Credit Facility will terminate on March 12, 2029 (August 31, 2027 prior to the March 12, 2025 amendment and May 25, 2026 prior to the August 31, 2023 amendment). Prior to the August 31, 2023 amendment, the Credit Facility had a maturity date of May 25, 2027. The maturity date for $800,000 of the $935,000 was extended to March 12, 2030 as part of the March 12, 2025 amendment. On May 25, 2026, $135,000 of commitments will terminate. During the period from May 25, 2026 to March 12, 2030, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three months ended March 31, 2025 and 2024, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended March 31,
	2025	2024
Outstanding borrowing, beginning of period	$213,439	$260,356
Borrowings	288,932	49,000
Repayments	(215,500)	(74,000)
Foreign currency translation	1,298	(1,025)
Outstanding borrowing, end of period	$288,169	$234,331

The Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2025	$935,000	$288,169	$646,831	$579,679
December 31, 2024	$790,000	$213,439	$576,561	$509,121
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$4,494	$4,726
Facility unused commitment fee	543	508
Amortization of deferred financing costs and debt issuance costs	221	214
Total interest expense and credit facility fees	$5,258	$5,448
Cash paid for interest expense and credit facility fees	$4,544	$5,073
Weighted average debt principal outstanding	$292,057	$261,224
Weighted average interest rate(1)	6.15%	7.16%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of March 31, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	March 31, 2025	December 31, 2024
Interest expense payable	$728	$88
Unused commitment fees payable	509	699
Interest and credit facility fees payable	$1,237	$787
Weighted average interest rate	5.84%	6.18%
CSL III SPV Credit Facility
Effective March 27, 2025, as a result of the completion of the CSL III Merger, the Company succeeded to the obligations of CSL III under a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility” and together with the Credit Facility, the “Credit Facilities”) previously entered into by CSL III SPV on September 30, 2022. The CSL III SPV Credit Facility was most recently amended on March 27, 2025, and may be further amended from time to time. The CSL III SPV Credit Facility provides for secured borrowings of up to $250,000, subject to availability under the CSL III SPV Credit Facility and borrowing restrictions under the Investment Company Act. The CSL III SPV Credit Facility has a revolving period through September 30, 2025 and a stated maturity date of September 30, 2030, with a one-year extension option available at the election of CSL III SPV. Borrowings may be made in U.S. Dollars and bear interest initially at a rate equal to three-month SOFR (or, if applicable, a base rate comprised of the prime rate or the federal funds rate plus 0.50%) plus 2.85%. The SPV also pays an unused commitment fee of 0.30% per annum on undrawn amounts under the CSL III SPV Credit Facility. Payments of interest and fees are made quarterly.
The CSL III SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of CSL III SPV. The CSL III SPV Credit Facility includes customary covenants, limitations on the incurrence of additional indebtedness and liens, and other maintenance requirements, as well as standard events of default for senior secured revolving credit facilities of this nature.

Below is a summary of the borrowings and repayments under the CSL III SPV Credit Facility for the period from March 27, 2025 through March 31, 2025, and the outstanding balance under the Credit Facility for the period.

For the period from March 27, 2025 through March 31, 2025
Outstanding borrowing, beginning of period	$—
CSL III Merger	206,000
Borrowings	—
Repayments	—
Foreign currency translation	—
Outstanding borrowing, end of period	$206,000
The CSL III SPV Credit Facility consisted of the following as of March 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2025	250,000	206,000	44,000	27,929
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the period from March 27, 2025 through March 31, 2025, the components of interest expense and credit facility fees of the CSL III SPV Credit Facility were as follows:

For the period from March 27, 2025 through March 31, 2025
Interest expense	$205
Facility unused commitment fee	2
Amortization of deferred financing costs	—
Total interest expense and credit facility fees	$207
Cash paid for interest expense and credit facility fees	$—
Weighted average debt principal outstanding	$206,000
Weighted average interest rate(1)	7.17%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025, the components of interest and credit facility fees payable under the CSL III SPV Credit Facility were as follows:

As of
March 31, 2025
Interest expense payable	$2,871
Unused commitment fees payable	—
Interest and credit facility fees payable	$2,871
Weighted average interest rate	7.16%
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
The following table details the Company’s 2028 Notes and 2030 Notes as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(8,118)	(8,572)
Effective interest rate swap hedge	(1,694)	(6,700)
Total carrying value	$375,188	$369,728

For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense(1)	$6,658	$4,034
Amortization of deferred financing costs and debt issuance costs	453	220
Total interest expense and credit facility fees	$7,111	$4,254
Cash paid for interest expense and credit facility fees	$8,359	$4,257
Weighted average debt principal outstanding	$385,000	$275,000
Weighted average interest rate(1)(2)	6.92%	5.80%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025 and December 31, 2024, $2,947 and $4,637, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of March 31, 2025 and December 31, 2024, the weighted average interest rates were 6.91% and 6.95%, respectively, inclusive of the effect of the interest rate swaps.
The 2028 Notes Indenture and 2030 Notes Indenture, contains certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture and 2030 Notes Indenture. Neither the 2028 Notes Indenture nor the 2030 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of March 31, 2025 and December 31, 2024, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410.0 million collateralized loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of March 31, 2025, the Company retains the $30.0 million Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of March 31, 2025:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,171)	(2,218)
Total Carrying Value				$377,829	$377,782
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three months ended March 31, 2025 and 2024. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2025, the Company was in compliance with its undertaking.
As of March 31, 2025, the 2015-1N Debt was secured by 77 investments with a total fair value of approximately $472,261, including $36,642 of net purchases that were unsettled as of March 31, 2025, and cash of $71,196. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.
For the three months ended March 31, 2025 and 2024, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended March 31,
	2025	2024
Interest expense	$5,980	$8,100
Amortization of deferred financing costs and debt issuance costs	47	61
Total interest expense and credit facility fees	$6,027	$8,161
Cash paid for interest expense and credit facility fees	$8,832	$8,594
Weighted average debt principal outstanding	$380,000	$429,762
Weighted average interest rate(1)	6.34%	7.51%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2025 and December 31, 2024, $5,006 and $5,429, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of March 31, 2025 and December 31, 2024, the weighted average interest rates were 6.24% and 6.59%, respectively, based on benchmark rates.

9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of March 31, 2025 and December 31, 2024:

	As of
Payment Due by Period	March 31, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	36,247	36,319
3-5 years	636,922	262,120
More than 5 years	586,000	680,000
Total	$1,259,169	$978,439
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$157,725	$105,485
Unfunded revolving loan commitments	105,744	73,762
Total unfunded commitments	$263,469	$179,247
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 72,902,981 and 50,906,262 shares were issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. The Company had 2,000,000 shares of preferred stock, par value $0.01 per share, which were fully issued and outstanding as of December 31, 2024. On March 27, 2025, all outstanding preferred shares were exchanged for common stock in connection with the CSL III Merger. As of March 31, 2025, there were no preferred shares outstanding.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of Preferred Stock to an affiliate of Carlyle in a private placement at a price of $25 per share. The Preferred Stock had a liquidation preference equal to $25 per share (the “Liquidation Preference”) plus any accumulated but unpaid dividends up to but excluding the date of distribution. Dividends were payable on a quarterly basis in an initial amount equal to 7.00% per annum of the Liquidation Preference per share, payable in cash, or at the Company’s option, 9.00% per annum of the Liquidation Preference payable in additional shares of Preferred Stock.
In connection with the completion of the CSL III Merger on March 27, 2025, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock based on the aggregate $50,000 Liquidation Preference of the Preferred Stock and the Company’s net asset value per share as of March 25, 2025, equal to $16.64. Following the completion of the Preferred Stock Exchange and the issuance of the related common shares, the Preferred Stock was cancelled, ceased to be outstanding, and no longer exists. Thereafter, CIM, the former holder of Preferred Stock, holds only the Company’s common stock.
In connection with the completion of the CSL III Merger on March 27, 2025, CIM, as the holder of record of the Preferred Stock, entered into a Lock-Up Agreement with the Company (the “Lock-Up Agreement”) and an amended and restated registration rights agreement (the “Registration Rights Agreement”). The Lock-Up Agreement restricts CIM from transferring, assigning, pledging, or otherwise disposing of or encumbering any of the Company’s common stock received in the Preferred Stock Exchange during the applicable lock-up periods, unless such transfer is approved by the Company’s Board of Directors and is in compliance with applicable securities and other laws.
Under the terms of the Lock-Up Agreement, the restricted period commenced on March 27, 2025 and will end on (i) March 22, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange, (ii) September 18, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange and (iii) March 17, 2027 for one-third of the shares of Company’s common stock issued to CIM as a result of the Preferred Stock Exchange.
The following table summarizes the Company’s dividends declared on the Preferred Stock during the two most recent fiscal years and the current fiscal year to date. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2023
March 23, 2023	March 31, 2023	March 31, 2023	$0.438
June 27, 2023	June 30, 2023	June 30, 2023	0.438
September 19, 2023	September 29, 2023	September 29, 2023	0.438
December 19, 2023	December 29, 2023	December 29, 2023	0.438
Total			$1.752
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
June 25, 2024	June 28, 2024	June 28, 2024	0.438
September 26, 2024	September 30, 2024	September 30, 2024	0.438
December 11, 2024	December 31, 2024	December 31, 2024	0.438
Total			$1.752
2025
March 12, 2025	March 26, 2025	March 27, 2025	$0.413
Total			$0.413
Share Issuances
CSL III Merger
On March 27, 2025, the Company completed its previously announced merger with CSL III. Pursuant to the terms of the CSL III Merger, the Company issued an aggregate of 18,935,108 shares of its common stock to former CSL III shareholders. Refer to Note 15, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.
In connection with the completion of the CSL III Merger, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock.
Dividend Reinvestment
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

The following table summarizes the shares of the Company’s common stock issued under the dividend reinvestment plan during the three months ended March 31, 2025:

	Shares Issued	Total Consideration
Three Months Ended March 31, 2025
January 17, 2025	50,728	$949
Total	50,728	$949
No shares of the Company’s common stock were issued under the dividend reinvestment plan during the three months ended March 31, 2024.
At-The-Market (“ATM”) Program
On March 28, 2025, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc., B. Riley Securities, Inc., Citizens JMP Securities, LLC, Keefe, Bruyette & Woods, Inc., and Raymond James & Associates, Inc. (collectively, the “Placement Agents”). The agreement provides for the offer and sale of up to $150,000 in aggregate offering amount of the Company’s common stock from time to time through an ATM offering, as defined in Rule 415 under the Securities Act of 1933. The minimum price per share on any day at which common stock may be sold under the ATM program will not be below the then-current net asset value per share.
The following table summarizes the shares of the Company’s common stock issued under the ATM offering during the three months ended March 31, 2025:

	Shares Issued	Gross Proceeds	Net Proceeds(1)
Three Months Ended March 31, 2025
March 28, 2025	6,075	$102	$101
Total	6,075	$102	$101
(1)Represents the proceeds received after deducting the Placement Agents’ commissions and offering related expenses.
No shares of the Company’s common stock were issued under the ATM program during the three months ended March 31, 2024.
Company Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2025, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through March 31, 2025, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the three months ended March 31, 2025 and 2024, there were no share repurchases. There were 21,996,719 shares of common stock issued for $366,888 during the three months ended March 31, 2025. No shares were issued during the three months ended March 31, 2024.

The following table summarizes capital activity during the three months ended March 31, 2025:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	21,629	—	—	21,629
Net realized gain (loss)	—	—	—	—	—	—	—	(19,341)	—	(19,341)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	11,766	11,766
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,757)	—	—	(23,757)
Balance, March 31, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$66,312	$(204,687)	$(29,308)	$1,212,389
The following table summarizes capital activity during the three months ended March 31, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Net investment income (loss)	—	—	—	—	—	—	28,449	—	—	28,449
Net realized gain (loss)	—	—	—	—	—	—	—	(18,546)	—	(18,546)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	19,361	19,361
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(25,256)	—	—	(25,256)
Balance, March 31, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$65,756	$(168,300)	$(45,192)	$916,820
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

Basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$13,228	$14,054	$28,389	$29,264
Weighted-average common shares outstanding	51,923,228	57,339,759	50,794,941	56,330,563
Basic and diluted earnings per share	$0.25	$0.25	$0.56	$0.52
The following table summarizes updates to the Company’s dividend policy as of March 31, 2025. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Common Share Data:
Net asset value per common share, beginning of period	$16.80	$16.99
Net investment income (loss)(1)	0.40	0.54
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.15)	0.02
Net increase (decrease) in net assets resulting from operations	0.25	0.56
Dividends declared(2)	(0.45)	(0.48)
Accretion due to issuance of common stock(3)	0.03	—
Net asset value per common share, end of period	$16.63	$17.07
Market price per common share, end of period	$16.18	$16.28
Number of common shares outstanding, end of period	72,902,981	50,794,941
Total return based on net asset value(4)	1.40%	3.35%
Total return based on market price(5)	(7.56)%	11.94%
Net assets attributable to Common Stockholders, end of period	$1,212,389	$866,820
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	2.79%	3.20%
Expenses after incentive fees	3.21%	3.88%
Net investment income (loss)	2.09%	3.29%
Interest expense and credit facility fees	1.80%	2.07%
Ratios/Supplemental Data:
Asset coverage, end of period	196.28%	187.98%
Portfolio turnover	16.45%	5.14%
Weighted-average common shares outstanding	51,923,228	50,794,941
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
(3)Represents accretion from shares issued upon completion of the CSL III Merger, dividend reinvestment plan and the ATM program, net of underwriting and issuance costs incurred in the ATM program.
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

13. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of March 31, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
14. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Ordinary income	$23,757	$25,256
Tax return of capital	$—	$—
15. MERGER WITH CSL III
On March 27, 2025, the Company completed its previously announced merger with CSL III. In accordance with the terms of the Merger Agreement, at the effective time of the CSL III Merger, each outstanding common share of beneficial interest, $0.001 par value per share, of CSL III was converted into the right to receive 1.2137 shares of the Company’s common stock and, if applicable, cash (without interest) in lieu of fractional shares of the Company’s common stock. As a result of the CSL III Merger, the Company issued an aggregate of 18,935,108 shares of its common stock to former CSL III shareholders.
The CSL III Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in ASC Topic 805. The fair value of the merger consideration paid and transaction costs incurred to complete the CSL III Merger were allocated to the assets acquired and liabilities assumed, based on their relative fair values as of the acquisition date, and did not give rise to goodwill. The excess of merger consideration paid over the fair value of net assets acquired is considered the purchase premium. Immediately following the acquisition of CSL III, the Company recorded the acquired assets at their respective fair values. As a result, the purchase premium allocated to the cost basis of the CSL III assets acquired was immediately recognized as unrealized depreciation on the Company’s Consolidated Statement of Operations. The purchase premium allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation upon ultimate disposition of those loans. The purchase premium allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
The CSL III Merger was considered a tax-free reorganization, and the Company has elected to carry forward the historical cost basis of the CSL III investments for tax purposes.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the CSL III Merger:

Common stock issued by the Company(1)	$315,838
Cash paid in lieu of fractional shares	4
Transaction costs	1,650
Total purchase price	$317,492
Assets acquired:
Investments, at fair value	$483,736
Cash and cash equivalents(2)	37,751
Interest receivable	7,909
Other assets	9,907
Total assets acquired	$539,303
Liabilities assumed:
Debt	$206,000
Derivative liabilities, at fair value	812
Other liabilities(3)	16,918
Total liabilities assumed	$223,730
Net assets acquired	$315,573
Total purchase premium	$1,919
(1)Based on a market price at closing of $16.68 per share and 18,935,108 shares of common stock issued by the Company in conjunction with the CSL III Merger to former CSL III shareholders.
(2)Includes all unrestricted and restricted cash and cash equivalents acquired at closing.
(3)Includes accrued expenses, incentive fees, and other liabilities assumed as part of the merger.
16. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On April 29, 2025, the Board of Directors declared a base quarterly common stock dividend of $0.40 per share, which is payable on July 17, 2025 to common stockholders of record on June 30, 2025.

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
•the impact on our business of changes in laws, policies or regulations (including the interpretation thereof) affecting our operations or the operations of our portfolio companies, including those caused by tariffs and trade disputes with other countries;
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
•the expected synergies and savings associated with the CSL III Merger;
•the ability to realize the benefits of the CSL III Merger;
•the combined company’s plans, expectations, objectives and intentions, as a result of the CSL III Merger.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to those described in “Risk Factors” in Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
First Quarter 2025 Highlights
Quarterly Results
•Net investment income, inclusive of the preferred dividend, was $20.8 million or $0.40 per common share.
•Adjusted for the financial impact of the purchase premium attributed to the CSL III Merger and purchase discount attributed to the Credit Fund II Purchase, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.41. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares were $22.9 million, or $0.45 per share.
•Net investment income for the three months ended March 31, 2025 declined from the comparable period in the prior year, primarily due to lower yields on the portfolio driven by the combination of lower base rates, lower new issue spreads, the repricing of existing loans and an increase in non-accruals.
•The NAV per common share decreased to $16.63 as of March 31, 2025, from $16.80 as of December 31, 2024.
Portfolio and Investment Activity
•As of March 31, 2025, we held 195 investments across 138 portfolio companies and 28 industries for a total fair value of $2.2 billion.
•During the three months ended March 31, 2025, our investments balance increased from $1.8 billion to $2.2 billion. The main components of the increase in the investment balance were (i) $178.3 million in new investments, (ii) $198.8 million assumed from the Credit Fund II Purchase, and (iii) $487.9 million assumed from the CSL III Merger. These components were partially offset by $277.0 million in principal sales and repayments and a $62.5 million return of capital distribution from Credit Fund.
•As of March 31, 2025, non-accrual investments represented 2.2% and 1.6% of our portfolio based on cost and fair value, respectively.
•On February 11, 2025, we completed a series of transactions with CCLF that resulted in our 100% ownership in Credit Fund II, which is now a wholly owned subsidiary of CGBD (the “Credit Fund II Purchase”). See Note 6, Middle Market Credit Fund II, LLC, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
Liquidity and Capital Activity
•On March 12, 2025, the Company amended and restated the Credit Facility. As a result of the amendment, total commitments of the Credit Facility increased to $935.0 million and the maturity date was extended to March 12, 2030.
•On March 27, 2025, we completed the previously announced merger with CSL III. In accordance with the terms of the Merger Agreement, we issued an aggregate of 18,935,108 shares of our common stock to former CSL III shareholders and paid cash in lieu of fractional shares. Commencing on the completion of the merger, all activity is consolidated in these unaudited consolidated financial statements. Refer to Note 15, Merger with CSL III, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the CSL III Merger.

•On March 27, 2025, all 2,000,000 shares of the Company’s Preferred Stock were exchanged for 3,004,808 shares of the Company’s common stock, based on an aggregate $50,000 liquidation preference and a closing net asset value per share of $16.64.
•On March 28, 2025, the Company entered into an equity distribution agreement with certain placement agents. The agreement provides for the offer and sale of up to $150.0 million in aggregate offering amount of the Company’s common stock from time to time through an “at-the-market” (“ATM”) offering, as defined in Rule 415 under the Securities Act of 1933. The minimum price per share on any day at which common stock may be sold under the ATM program will not be below the then-current net asset value per share. Refer to Note 10, Net Assets, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the ATM program.
•During the three months ended March 31, 2025, we issued 56,803 shares for a total consideration of $1.1 million through the dividend reinvestment plan and the ATM program.
•Total liquidity as of March 31, 2025 was $858.5 million in cash and undrawn debt capacity.
Recent Developments
•On April 29, 2025, we declared common stock dividends of $0.40 per share to be paid on July 17, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended March 31, 2025, we recorded basic earnings per common share of $0.25, declared a dividend of $0.45 per common share and earned $0.40 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2025		December 31, 2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$13,228	$14,054	$20,482	$21,357
Weighted-average common shares outstanding	51,923,228	57,339,759	50,895,581	56,532,475
Earnings per share	$0.25	$0.25	$0.40	$0.38
For the three months ended March 31, 2025 and December 31, 2024, we declared dividends per common share of $0.45 and $0.45, respectively. As of March 31, 2025 and December 31, 2024, our NAV per share was $16.63 and $16.80, respectively.
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

Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	March 31, 2025	December 31, 2024
Total investment income	$54,864	$56,354
Total expenses (including excise tax expense)	33,235	31,308
Net investment income	$21,629	$25,046
Preferred stock dividend	826	875
Net investment income, net of the preferred stock dividend	$20,803	$24,171
Weighted-average common shares outstanding	51,923,228	50,895,581
Net investment income per common share	$0.40	$0.47

Adjusted Net Investment Income and Adjusted Net Income
On a supplemental basis, we are disclosing Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income and Adjusted Net Income Per Common Share each of which is calculated and presented on a basis other than in accordance with GAAP (“non-GAAP”). We use these non-GAAP financial measures internally to analyze and evaluate financial results and performance, and we believe these non-GAAP financial measures are useful to investors as an additional tool to evaluate our ongoing results and trends and to review our performance without giving effect to (i) the amortization/accretion resulting from the new cost basis of the investments acquired and accounted for under the acquisition method of accounting in accordance with ASC 805 and (ii) the purchase one-time or non-recurring investment income and expense events, including the effects on incentive fees. The presentation of these non-GAAP measures is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.
We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our operations. In addition, we use the non-GAAP financial measures described above internally to analyze and evaluate financial results and performance and to compare our financial results with those of other business development companies that do not have similar financial impacts from asset acquisitions and have not had similar one-time or non-recurring events. We believe “Adjusted Net Investment Income”, “Adjusted Net Investment Income Per Common Share”, “Adjusted Net Income” and “Adjusted Net Income Per Common Share” are useful to investors as an additional tool to evaluate our ongoing results and trends without giving effect these considerations and are used to evaluate our economic earnings.

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	March 31, 2025	December 31, 2024
Net investment income, net of the preferred stock dividend	$20,803	$24,171
Amortization of premium/discount on acquired assets(1)	321	—
Adjusted Net Investment Income	$21,124	$24,171

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$13,228	$20,482
Amortization of premium/discount on acquired assets(1)	321	—
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(321)	—
Adjusted Net Income	$13,228	$20,482

Net Investment Income Per Share	$0.40	$0.47
Amortization of premium/discount on acquired assets(1)	0.01	—
Adjusted Net Investment Income Per Common Share	$0.41	$0.47

Net Income Per Share	$0.25	$0.40
Amortization of premium/discount on acquired assets(1)	0.01	—
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(0.01)	—
Adjusted Net Income Per Common Share	$0.25	$0.40

Weighted-average common shares outstanding	51,923,228	50,895,581
(1)Represents the difference between GAAP amortization under the asset acquisition method of accounting in accordance with ASC 850 and management’s non-GAAP measure of amortization related to assets acquired in connection with the CSL III Merger on March 27, 2025, and the Credit Fund II Purchase on February 11, 2025. This adjustment reflects management’s view of the economic yield on the acquired assets and is consistent with the internal evaluation of performance.

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	150	8	35	2	195
Investments, at amortized cost	$1,904,010	$131,449	$108,038	$130,501	$2,273,998
Investments, at fair value	$1,873,091	$129,629	$121,515	$121,391	$2,245,626
Percentage of total investments at fair value	83.4%	5.8%	5.4%	5.4%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.7%	10.8%
Second Lien Debt(1)	12.7%	12.9%
Total Debt and Income Producing Investments(1)(2)	10.9%	11.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.7% as of March 31, 2025.
(2)Weighted average yield for total investments includes Credit Fund, as well as income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2025 were as follows:

As of
Geography—% of Fair Value	March 31, 2025
Australia	0.2%
Canada	3.7
Ireland	0.7
Italy	0.7
Luxembourg	2.1
Netherlands	0.1
Sweden	0.0
United Kingdom	3.3
United States	89.2
Total	100.0%
The industry composition of investments at fair value as of March 31, 2025 were as follows:

As of
Industry—% of Fair Value	March 31, 2025
Aerospace & Defense	1.9%
Auto Aftermarket & Services	2.3
Beverage & Food	0.5
Business Services	7.1
Capital Equipment	4.2
Chemicals, Plastics & Rubber	2.8

As of
Industry—% of Fair Value	March 31, 2025
Construction & Building	3.5%
Consumer Goods: Durable	0.4
Consumer Goods: Non-Durable	0.6
Consumer Services	8.2
Containers, Packaging & Glass	3.5
Diversified Financial Services	7.7
Energy: Electricity	0.5
Energy: Oil & Gas	1.0
Environmental Industries	3.4
Healthcare & Pharmaceuticals	13.5
High Tech Industries	6.7
Investment Funds	5.4
Leisure Products & Services	3.5
Media: Advertising, Printing & Publishing	0.5
Media: Diversified & Production	1.6
Retail	1.1
Software	13.2
Sovereign & Public Finance	0.3
Telecommunications	2.5
Transportation: Cargo	1.8
Utilities: Water	0.3
Wholesale	2.0
Total	100.0%

Our investment activity for the three months ended March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
March 31, 2025
Investments:
Total investments, beginning of period	$1,848,212
New investments purchased	325,914
Transfer in - CSL III Merger	485,673
Transfer in - Credit Fund II Purchase	191,201
Net accretion of discount on investments	2,968
Net realized gain (loss) on investments	(21,529)
Investments sold or repaid	(558,441)
Total Investments, end of period	$2,273,998
Principal amount of investments funded(1):
First Lien Debt	$173,719
Second Lien Debt	988
Equity Investments(2)	3,598
Transfer in - CSL III Merger	487,879
Transfer in - Credit Fund II Purchase	198,824
Total	$865,008
Principal amount of investments sold or repaid(1):
First Lien Debt	$(261,239)
Second Lien Debt	(9,341)
Equity Investments(2)	(6,415)
Investment Funds	(62,500)
Total	$(339,495)
Number of new investment commitments(3)(4)	21
Average new investment commitment amount	$8,124
(1)Excludes principal amounts relating to the funding/purchase and subsequent consolidation of the investment in Credit Fund II as a result of the Credit Fund II Purchase.
(2)Based on cost/proceeds of equity activity.
(3)Represents commitments to a portfolio company as part of an individual transaction.
(4)For the three months ended March 31, 2025, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$379	0.0%	$380	0.0%
Internal Risk Rating 2	1,796,289	89.7	1,258,072	87.4
Internal Risk Rating 3	170,951	8.5	172,840	12.0
Internal Risk Rating 4	35,101	1.8	7,756	0.5
Internal Risk Rating 5	—	—	1,116	0.1
Total	$2,002,720	100.0%	$1,440,164	100.0%
As of March 31, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our debt investment portfolio was 2.1. As of March 31, 2025 and December 31, 2024, four and three of our debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	190	$2,209,004	98.4%	185	$1,793,150	99.4%
Non-accrual(1)	5	36,622	1.6	4	10,393	0.6
Total	195	$2,245,626	100.0%	189	$1,803,543	100.0%
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

	Outstanding Principal Balance as of
	March 31, 2025	December 31, 2024
Secured Debt
Credit Facility	$288,169	$213,439
CSL III SPV Credit Facility	206,000	—
Unsecured Debt
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,259,169	$978,439
Weighted average interest rate	6.50%	6.65%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The maximum principal amount of the Credit Facility is $935,000, pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of March 31, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
March 31, 2025	$935,000	$288,169	$646,831	$579,679	5.84%
December 31, 2024	$790,000	$213,439	$576,561	$509,121	6.18%
(1)The unused portion is the amount upon which commitment fees are based.
(2)Available for borrowing based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
Effective March 27, 2025, as a result of the completion of the CSL III Merger, we succeeded to the obligations of CSL III under a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility” and together with the Credit Facility, the “Credit Facilities”) previously entered into by CSL III SPV on September 30, 2022. The CSL III SPV Credit Facility was most recently amended on March 27, 2025, and may be further amended from time to time. The CSL III SPV Credit Facility provides for secured borrowings of up to $250,000, subject to availability under the CSL III SPV Credit Facility and borrowing restrictions under the Investment Company Act. The CSL III SPV Credit Facility has a revolving period through September 30, 2025 and a stated maturity date of September 30, 2030, with a one-year extension option available at the election of CSL III SPV. Borrowings may be made in U.S. Dollars and bear interest initially at a rate equal to three-month SOFR (or, if applicable, a base rate comprised of the prime rate or the federal funds rate plus 0.50%) plus 2.85%. CSL III SPV also pays an unused commitment fee of 0.30% per annum on undrawn amounts under the CSL III SPV Credit Facility. Payments of interest and fees are made quarterly.

The CSL III SPV Credit Facility is secured by a first lien security interest on substantially all of the assets of CSL III SPV. The CSL III SPV Credit Facility includes customary covenants, limitations on the incurrence of additional indebtedness and liens, and other maintenance requirements, as well as standard events of default for senior secured revolving credit facilities of this nature.
The CSL III SPV Credit Facility consisted of the following as of March 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
March 31, 2025	$250,000	$206,000	$44,000	27,929	7.16%
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
The following table details the carrying value of our 2028 Notes and 2030 Notes as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
2028 Notes	$85,000	$85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(8,118)	(8,572)
Effective interest rate swap hedge	(1,694)	(6,700)
Total carrying value	$375,188	$369,728
Weighted average interest rate	6.91%	6.95%
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,171)	(2,218)
Total Carrying Value				$377,829	$377,782
Weighted average interest rate				6.24%	6.59%
(1)Excludes $30 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between the Company and the Counterparty that governs over the counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of March 31, 2025, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $(1,495).
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our unaudited consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
Credit Fund primarily invests in first lien loans of middle market companies sourced primarily by us and our affiliates. Portfolio and investment decisions with respect to Credit Fund must be unanimously approved by a quorum of Credit Fund’s investment committee consisting of an equal number of representatives of us and Credit Partners. Therefore, although we own more than 25% of the voting securities of Credit Fund, we do not believe that we have control over Credit Fund (other than for purposes of the Investment Company Act). Middle Market Credit Fund SPV, LLC (“Credit Fund Sub”), a Delaware limited liability company is a wholly owned subsidiary of Credit Fund and is consolidated in Credit Fund’s consolidated financial statements.
Since inception of Credit Fund and through March 31, 2025, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund was $130,501 and $121,391, respectively, as of March 31, 2025 and $193,001 and $182,636, respectively, as of December 31, 2024.
Our portion of the dividends declared by Credit Fund was $5,500 for both the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, our annualized dividend yield from Credit Fund was 11.7% and 11.4%, respectively. Below is a summary of Credit Fund’s portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Senior secured loans(1)	$631,485	$547,672
Weighted average yields of senior secured loans based on amortized cost(2)	10.2%	10.3%
Weighted average yields of senior secured loans based on fair value(2)	10.4%	10.5%
Number of portfolio companies in Credit Fund	35	33
Average amount per portfolio company(1)	$18,042	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$5,215	$4,787
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$39,432	$39,712
Percentage of portfolio with PIK provisions(4)	6.5%	7.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2025 and December 31, 2024. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended March 31, 2025 and December 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three month periods ending March 31, 2025 and December 31, 2024:

	Three Months Ended		Change
	March 31, 2025	December 31, 2024	$
Investment income:
Interest income	$41,980	$40,573	$1,407
PIK income	5,379	5,124	255
Dividend income	6,554	9,572	(3,018)
Other income	951	1,085	(134)
Total investment income	54,864	56,354	(1,490)
Expenses:
Base management fees	7,609	6,753	856
Incentive fees	4,400	5,155	(755)
Professional fees	715	848	(133)
Administrative service fees	406	439	(33)
Interest expense and credit facility fees	18,603	17,124	1,479
Directors’ fees and expenses	148	144	4
Other general and administrative	678	663	15
Excise tax expense	676	182	494
Total expenses	33,235	31,308	1,927
Net investment income (loss)	21,629	25,046	(3,417)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(21,529)	(11,852)	(9,677)
Net realized currency gain (loss) on non-investment assets and liabilities	(596)	(1,526)	930
Net realized gain (loss) on forward currency contracts	2,784	—	2,784
Net change in unrealized appreciation (depreciation) on investments	16,297	3,415	12,882
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(1,339)	4,577	(5,916)
Net change in unrealized gain (loss) on forward currency contracts	(3,192)	1,697	(4,889)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,575)	(3,689)	(3,886)
Net increase (decrease) in net assets resulting from operations	$14,054	$21,357	$(7,303)
Investment Income
The decrease in investment income for the three months ended March 31, 2025, as compared to the three months ended December 31, 2024, was primarily driven by a decrease in dividend income and lower yields on investments in the portfolio driven by the combination of lower base rates, lower new issue spreads, the repricing of existing loans and an increase in non-accruals, partially offset by a higher average outstanding investment balance. As of March 31, 2025, the size of our portfolio increased to $2,273,998 from $1,848,212 as of December 31, 2024, at amortized cost. As of March 31, 2025 and December 31, 2024, the weighted average yield of our total debt and income producing investments was 10.9% and 11.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025 and December 31, 2024, five and four of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $36,622 and

$10,393, which represented approximately 1.6% and 0.6% of total investments at fair value as of March 31, 2025 and December 31, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025 and December 31, 2024.
Expenses
The increase in interest expense and credit facility fees was primarily driven by higher outstanding borrowings during the three months ended March 31, 2025, as well as the repayment of the 2024 Notes at the end of the prior quarter, which were issued in a low interest rate environment.
The increase in base management fees was driven by higher average gross assets as a result of the Credit Fund II Purchase and CSL III Merger for the three months ended March 31, 2025 compared to the three months ended December 31, 2024.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended March 31, 2025 compared to the three months ended December 31, 2024.
For the three months ended March 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and December 31, 2024 were as follows:

	Three Months Ended
	March 31, 2025	December 31, 2024
Realized gains on investments	$944	$349
Number of investments with realized gains	12	3
Realized losses on investments	$(22,473)	$(12,201)
Number of investments with realized losses	4	9
Change in unrealized appreciation on investments	$37,184	$27,087
Number of investments with unrealized appreciation	62	83
Change in unrealized depreciation on investments	$(20,887)	$(23,672)
Number of investments with unrealized depreciation	126	90
During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity and the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase. During the three months ended December 31, 2024, we recognized a realized loss related to the restructuring of our investment in Jeg’s Automotive, LLC.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) is also driven by the reversal of prior period unrealized depreciation related to Credit Fund II and Aimbridge Acquisition Co., and an increase in value of our investment in Credit Fund.

For the three months ended March 31, 2025 and March 31, 2024
The following table sets forth information regarding our consolidated results of operations for the three months ended month periods ending March 31, 2025 and March 31, 2024:

	Three Months Ended March 31,		Change
	2025	2024	$
Investment income:
Interest income	$41,980	$46,442	$(4,462)
PIK income	5,379	5,507	(128)
Dividend income	6,554	8,276	(1,722)
Other income	951	1,782	(831)
Total investment income	54,864	62,007	(7,143)
Expenses:
Base management fees	7,609	6,888	721
Incentive fees	4,400	5,867	(1,467)
Professional fees	715	745	(30)
Administrative service fees	406	501	(95)
Interest expense and credit facility fees	18,603	17,863	740
Directors’ fees and expenses	148	151	(3)
Other general and administrative	678	713	(35)
Excise tax expense	676	830	(154)
Total expenses	33,235	33,558	(323)
Net investment income (loss)	21,629	28,449	(6,820)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(21,529)	(19,186)	(2,343)
Net realized currency gain (loss) on non-investment assets and liabilities	(596)	640	(1,236)
Net realized gain (loss) on forward currency contracts	2,784	—	2,784
Net change in unrealized appreciation (depreciation) on investments	16,297	18,332	(2,035)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(1,339)	1,029	(2,368)
Net change in unrealized gain (loss) on forward currency contracts	(3,192)	—	(3,192)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(7,575)	815	(8,390)
Net increase (decrease) in net assets resulting from operations	$14,054	$29,264	$(15,210)
Investment Income
The decrease in investment income for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to lower yields on the portfolio driven by the combination of lower base rates, lower new issue spreads, the repricing of existing loans and an increase in non-accruals. As of March 31, 2025, the size of our portfolio increased to $2,273,998 from $1,829,575 as of March 31, 2024, at amortized cost. As of March 31, 2025 and March 31, 2024, the weighted average yield of our total debt and income producing investments was 10.9% and 12.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025 and March 31, 2024, five and one of our income producing investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $36,622 and $3,792, which represented approximately 1.6% and 0.2% of total investments at fair value as of March 31, 2025 and March 31, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2025 and March 31, 2024.

The decrease in other income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily driven by lower amendment and prepayment fees.
Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily driven by a higher average principal balance during the three months ended March 31, 2025, partially offset by lower benchmark rates.
The increase in base management fees for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven by higher average gross assets as a result of the Credit Fund II Purchase and CSL III Merger for the three months ended March 31, 2025.
The change in incentive fees for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is driven by lower pre-incentive fee net investment income.
For the three months ended March 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Realized gains on investments	$944	$15,052
Number of investments with realized gains	12	11
Realized losses on investments	$(22,473)	$(34,238)
Number of investments with realized losses	4	3
Change in unrealized appreciation on investments	$37,184	$45,498
Number of investments with unrealized appreciation	62	100
Change in unrealized depreciation on investments	$(20,887)	$(27,166)
Number of investments with unrealized depreciation	126	70
During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity and the consolidation of our investment in Credit Fund II as a result of Credit Fund II Purchase. During the three months ended March 31, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits. The net change in unrealized appreciation (depreciation) for the three months ended March 31, 2025 was mainly driven by the reversal of prior period unrealized depreciation related to Credit Fund II and Aimbridge Acquisition Co., and an increase in value of our investment in Credit Fund.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of March 31, 2025, we had $1,259,169 of outstanding consolidated indebtedness under the Credit Facilities, the 2015-1N Debt, the 2028 Notes, and the 2030 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2025, we had $858,491 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of March 31, 2025 and December 31, 2024, the statutory debt to equity ratio was 1.04x and 1.20x, respectively. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	March 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$250,883	$56,575
Available borrowings under Credit Facilities	607,608	509,121
Total Liquidity	$858,491	$565,696

We generate cash from cash flows from operations, including investment sales and repayments as well as income earned on investments and cash equivalents and through the net proceeds of offerings of our common stock sold through our at-the-market program. We may also fund a portion of our investments through borrowings under the Credit Facilities, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, repurchases of our common stock and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facilities, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facilities. From time to time, we may also repurchase our outstanding debt or shares of our common stock.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of March 31, 2025 and the audited consolidated financial statements as of December 31, 2024 for any such exposure.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2025 and December 31, 2024:

	Par/Principal Amount as of
	March 31, 2025	December 31, 2024
Unfunded delayed draw commitments	$157,725	$105,485
Unfunded revolving commitments	105,744	73,762
Total unfunded commitments	$263,469	$179,247
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Three Months Ended
March 31, 2025
Cash flows provided by (used in) operating activities	$145,801
Cash flows provided by (used in) financing activities	48,507
Net increase (decrease) in cash, cash equivalents and restricted cash	$194,308
During the three months ended March 31, 2025, we paid $316,353 related to cost of investments purchased and received $395,235 in proceeds from sales and repayments on our investments. During the three months ended March 31, 2025, we had net borrowings of $73,432 on the Credit Facility.
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
As of March 31, 2025 and December 31, 2024, the Company had total senior securities of $1,259,169 and $1,028,439, respectively, consisting of secured borrowings under the Credit Facility, the CSL III SPV Credit Facility, the 2028 Notes, the 2030 Notes, the Securitizations, and the Preferred Stock, and had asset coverage ratios of 196.3% and 183.2%, respectively. For the purposes of the asset coverage ratio as of December 31, 2024, the Preferred Stock is classified as a senior security.
Critical Accounting Policies and Estimates
The preparation of our unaudited consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. There have been no material changes in the critical accounting estimates since those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
Interest Rate Risk
As of March 31, 2025, on a fair value basis, approximately 99.4% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. Commencing on the effective date of August 18, 2025, the 2030 Notes, which bear a fixed rate, will be hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of March 31, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2025 and December 31, 2024 and based on the terms of our Credit Facilities and notes payable. Interest expense on our Credit Facilities and notes payable is calculated using the stated interest rate as of March 31, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of March 31, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$60,064	$(28,775)	$31,289	$43,916	$(20,353)	$23,563
Up 200 basis points	$40,042	$(19,183)	$20,859	$29,277	$(13,569)	$15,708
Up 100 basis points	$20,021	$(9,592)	$10,429	$14,639	$(6,784)	$7,855
Down 100 basis points	$(20,021)	$9,592	$(10,429)	$(14,639)	$6,784	$(7,855)
Down 200 basis points	$(39,961)	$19,183	$(20,778)	$(29,261)	$13,569	$(15,692)
Down 300 basis points	$(59,311)	$28,384	$(30,927)	$(43,622)	$20,331	$(23,291)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 13, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth within this Form 10-Q, consideration should be given to the information disclosed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024.
Risks Related to Our Investments
Tariffs may adversely affect us or our portfolio companies.
Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could adversely affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered in this report that were not registered under the Securities Act of 1933, as amended.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2025 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	—	$—	—	$42,263
February 1, 2025 through February 28, 2025	—	—	—	$42,263
March 1, 2025 through March 31, 2025	—	—	—	$42,263
Total	—		—
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
    During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 13 dated as of March 12, 2025, among Carlyle Secured Lending Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025).

10.2	Sixth Amended and Restated Limited Liability Company Agreement, dated as of March 18, 2025, between Carlyle GMS Finance, Inc. and Credit Partners USA LLC, as members*

10.3
Preferred Stock Exchange Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

10.4
Lock-Up Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

10.5
Amended and Restated Registration Rights Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

10.6
Loan and Servicing Agreement, dated as of September 30, 2022, and conformed through Amendment No.4 dated as of March 27, 2025, among Carlyle Secured Lending Inc. (as successor to CSL III), as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Barings Finance LLC (as successor to Massachusetts Mutual Life Insurance Company), as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

10.7
Equity Distribution Agreement, dated March 28, 2025, by and among the Carlyle Secured Lending Inc, Carlyle Global Credit Investment Management L.L.C. and Carlyle Global Credit Administration L.L.C. and Oppenheimer & Co. Inc., B. Riley Securities, Inc., Citizens JMP Securities, LLC, Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025).

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

CARLYLE SECURED LENDING, INC.

Dated: May 6, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)