Form 10-Q
period 2025-06-30
Carlyle Secured Lending, Inc.
filed 2025-08-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 4, 2025 was 72,902,981.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,168,573 and $1,510,256, respectively)	$2,143,227	$1,485,049
Investments—non-controlled/affiliated, at fair value (amortized cost of $67,371 and $66,859, respectively)	71,570	71,861
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $271,097, respectively)	120,164	246,633
Total investments, at fair value (amortized cost of $2,366,445 and $1,848,212, respectively)	2,334,961	1,803,543
Cash, cash equivalents and restricted cash	49,218	56,575
Receivable for investments sold	151,022	25,407
Interest and dividend receivable	29,195	32,436
Derivative assets, at fair value (Note 7)	742	1,863
Prepaid expenses and other assets	9,539	6,169
Total assets	$2,574,677	$1,925,993
LIABILITIES
Debt and secured borrowings (Note 8)	$1,309,518	$960,949
Payable for investments purchased	880	1,353
Interest and credit facility fees payable (Note 8)	17,287	10,853
Dividend payable (Note 10)	29,162	22,908
Base management and incentive fees payable (Note 4)	14,599	11,908
Administrative service fees payable (Note 4)	326	885
Derivative liabilities, at fair value (Note 7)	—	6,875
Other accrued expenses and liabilities	5,047	5,058
Total liabilities	1,376,819	1,020,789
Commitments and contingencies (Notes 9 and 13)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 0 and 2,000,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 72,902,981 and 50,906,262 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	729	509
Paid-in capital in excess of par value	1,380,976	1,014,308
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(182,214)	(157,980)
Total net assets	$1,197,858	$905,204
NET ASSETS PER COMMON SHARE	$16.43	$16.80
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$54,258	$42,183	$95,397	$84,948
PIK income	5,189	5,069	10,056	10,576
Other income	1,449	771	2,398	2,551
Total investment income from non-controlled/non-affiliated investments	60,896	48,023	107,851	98,075
From non-controlled/affiliated investments:
Interest income	1,383	766	2,224	4,443
PIK income	—	692	512	692
Other income	2	2	4	4
Total investment income from non-controlled/affiliated investments	1,385	1,460	2,740	5,139
From controlled/affiliated investments:
Dividend income	5,000	8,781	11,554	17,057
Total investment income from controlled/affiliated investments	5,000	8,781	11,554	17,057
Total investment income	67,281	58,264	122,145	120,271
Expenses:
Base management fees (Note 4)	8,665	6,677	16,274	13,565
Incentive fees (Note 4)	5,934	5,524	10,334	11,391
Professional fees	1,015	728	1,730	1,473
Administrative service fees (Note 4)	498	312	904	813
Interest expense and credit facility fees (Note 8)	21,727	16,616	40,330	34,479
Directors’ fees and expenses	188	159	336	310
Other general and administrative	624	398	1,302	1,111
Total expenses	38,651	30,414	71,210	63,142
Net investment income (loss) before taxes	28,630	27,850	50,935	57,129
Excise tax expense	380	977	1,056	1,807
Net investment income (loss)	28,250	26,873	49,879	55,322
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(357)	4,198	(7,384)	(19,001)
Non-controlled/affiliated investments	—	—	—	4,013
Controlled/affiliated investments	—	—	(14,502)	—
Net realized currency gain (loss) on non-investment assets and liabilities	229	43	(367)	683
Net realized gain (loss) on forward currency contracts	(2,471)	—	313	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	457	(13,458)	(139)	13,968
Non-controlled/affiliated investments	(2,342)	1,601	(803)	(6,712)
Controlled/affiliated investments	(1,227)	(630)	14,127	(1,411)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(9,404)	119	(10,743)	1,148
Net change in unrealized gain (loss) on forward currency contracts	1,495	—	(1,697)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(13,620)	(8,127)	(21,195)	(7,312)
Net increase (decrease) in net assets resulting from operations	14,630	18,746	28,684	48,010

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Preferred stock dividend	—	875	826	1,750
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$14,630	$17,871	$27,858	$46,260
Basic and diluted earnings per common share (Note 10)
Basic	$0.20	$0.35	$0.45	$0.91
Diluted	$0.20	$0.33	$0.44	$0.85
Weighted-average shares of common stock outstanding (Note 10)
Basic	72,902,981	50,794,941	62,475,544	50,794,941
Diluted	72,902,981	56,365,822	65,168,847	56,365,822
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$49,879	$55,322
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(21,940)	(14,305)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	745	6,993
Net increase (decrease) in net assets resulting from operations	28,684	48,010
Capital transactions:
Common stock issued, net of offering and underwriting costs	101	—
Preferred Stock Exchange	(50,000)	—
Common Stock issued - Preferred Stock Exchange	50,000	—
Common stock issued - CSL III Merger	315,838	—
Reinvestment of dividends	949	—
Dividends declared on preferred and common stock (Note 10)	(52,918)	(50,005)
Net increase (decrease) in net assets resulting from capital transactions	263,970	(50,005)
Net increase (decrease) in net assets	292,654	(1,995)
Net assets at beginning of period	905,204	912,812
Net assets at end of period	$1,197,858	$910,817
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$28,684	$48,010
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,491	1,018
Net accretion of discount on investments	(6,189)	(6,130)
Paid-in-kind interest	(11,818)	(12,017)
Net realized (gain) loss on investments	21,886	14,988
Net realized currency (gain) loss on non-investment assets and liabilities	367	(683)
Net realized (gain) loss on forward currency contracts	(313)	—
Net change in unrealized (appreciation) depreciation on investments	(13,185)	(5,845)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	10,743	(1,148)
Net change in unrealized (gain) loss on forward currency contracts	1,697	—
Net change in unrealized (gain) loss on interest rate swaps	7,460	(1,231)
Cost of investments purchased and change in payable for investments purchased	(702,640)	(142,537)
Proceeds from sales and repayments of investments and change in receivable for investments sold	532,208	258,427
Cash acquired in CSL III Merger	37,751	—
Cash acquired in Credit Fund II Purchase	6	—
Changes in operating assets:
Interest and dividend receivable	13,887	1,354
Prepaid expenses and other assets	(731)	(323)
Changes in operating liabilities:
Interest and credit facility fees payable	3,768	1,436
Base management and incentive fees payable	1,278	(866)
Administrative service fees payable	(619)	(2,251)
Other accrued expenses and liabilities	(10,854)	299
Net cash provided by (used in) operating activities	(85,123)	152,501
Cash flows from financing activities:
Borrowings on Credit Facilities	530,882	116,058
Repayments of Credit Facilities	(407,426)	(139,000)
Repayments of 2015-1R Notes	—	(49,216)
Debt issuance costs paid	(76)	(87)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	101	—
Dividends paid in cash	(45,715)	(48,481)
Net cash provided by (used in) financing activities	77,766	(120,726)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,357)	31,775
Cash, cash equivalents and restricted cash, beginning of period	56,575	60,447
Cash, cash equivalents and restricted cash, end of period	$49,218	$92,222

	Six Months Ended June 30,
	2025	2024
Supplemental disclosures:
Interest and credit facility fees paid during the period	$37,974	$32,064
Taxes, including excise tax, paid during the period	$2,726	$2,432
Dividends declared on preferred and common stock during the period	$52,918	$50,005
Dividends reinvested during the period	$949	$—

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$50,000	$—
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$483,736	$—
Interest receivable	7,909	—
Other assets	9,907	—
Total non-cash assets acquired	$501,552	$—
Liabilities assumed:
Debt	$206,000	$—
Interest payable	2,666	—
Incentive fee payable	1,413	—
Derivative liabilities, at fair value	812	—
Other liabilities	12,839	—
Total liabilities assumed	$223,730	$—
Issuance of common stock pursuant to CSL III Merger	$315,838	$—
Merger costs capitalized into purchase price	$1,650	$—

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$191,097	$—
Interest receivable	2,737	—
Total non-cash assets acquired	$193,834	$—
Liabilities assumed:
Other liabilities	$227	$—
Total liabilities assumed:	$227	$—
Consolidation of investments in Credit Fund II	$193,614	$—
Transaction costs capitalized into purchase price	$103	$—
(1)Refer to Note 15, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (83.6% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.05%	3/31/2025	3/31/2031	$20,337	$20,114	$20,095	1.68%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.29%	3/31/2025	12/31/2027	—	(75)	(71)	(0.01)
AArete Investment, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.82%	6/5/2025	6/5/2031	3,321	3,252	3,251	0.27
Accession Risk Management Group, Inc.	(a)(b)(c)(d)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	9.04%	11/1/2019	11/1/2029	31,637	31,760	31,585	2.64
ACR Group Borrower, LLC	(d)	(2)(3)	Aerospace & Defense	SOFR	4.75%	9.05%	3/27/2025	3/31/2028	1,402	1,408	1,402	0.12
ADPD Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.27%	8/16/2022	8/15/2028	21,386	19,980	19,303	1.61
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.45%	12/17/2020	12/17/2027	15,566	15,421	15,474	1.29
AI Grace AUS Bidco Pty LTD (Australia)	(b)(d)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.57%	12/5/2023	12/5/2029	4,571	4,500	4,498	0.38
Allied Benefit Systems Intermediate LLC	(a)(d)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.57%	10/31/2023	10/31/2030	7,621	7,684	7,698	0.64
Alpine Acquisition Corp II	(a)(c)(d)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	10.29%	4/19/2022	11/30/2029	23,711	19,793	13,723	1.14
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.55%	12/17/2024	12/17/2032	5,422	5,344	5,321	0.44
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	9.04%	3/28/2025	8/10/2030	9,449	9,402	9,373	0.78
Apex Companies Holdings, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2023	1/31/2028	15,521	15,457	15,451	1.29
Applied Technical Services, LLC	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.25%	9.55%	4/8/2025	4/8/2031	18,088	17,855	17,934	1.50
Appriss Health, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	9.07%	5/6/2021	5/6/2028	28,361	28,126	28,290	2.36
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.25%	8.55%	7/26/2024	7/26/2031	1,409	1,396	1,428	0.12
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.75%	10.05%	9/30/2021	9/30/2028	28,653	28,672	28,463	2.38
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.76%	5/3/2024	7/2/2028	21,080	21,129	21,191	1.77
Athlete Buyer, LLC	(a)(b)(d)	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	10.05%	3/29/2024	4/26/2029	14,797	14,467	13,661	1.14
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	5.00%	9.31%	12/15/2022	12/12/2029	5,246	5,153	5,216	0.43
Auditboard, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	4.75%	9.05%	7/12/2024	7/12/2031	9,000	8,884	8,869	0.74
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(a)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.30%	12/24/2019	12/24/2026	38,543	38,220	37,375	3.12
Azurite Intermediate Holdings, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.83%	3/19/2024	3/19/2031	7,870	7,899	8,022	0.67

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.47%	5/7/2025	5/7/2030	$16,848	$16,461	$16,566	1.38%
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.55%	5/31/2023	5/31/2026	4,884	4,884	4,884	0.41
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.55%	5/31/2023	5/31/2026	13,806	13,806	13,806	1.15
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.29%	5/31/2023	5/31/2026	0	0	0	0.00
Bianalisi S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.94%	2/26/2025	2/26/2032	€13,676	14,308	15,650	1.31
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Leisure Products & Services	SOFR	4.25%, 5.00% PIK	13.53%	6/4/2024	6/4/2031	565	518	519	0.04
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)	Leisure Products & Services	EURIBOR	4.25%, 5.00% PIK	11.19%	6/4/2024	6/4/2031	€6,688	7,074	7,681	0.64
Big Bus Tours Group Limited (United Kingdom)	(b)(d)	(2)(7)	Leisure Products & Services	SOFR	4.25%, 5.00% PIK	13.53%	6/4/2024	6/4/2031	10,815	10,538	10,544	0.88
Bingo Group Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.30%	7/10/2024	7/10/2031	5,718	5,680	5,717	0.48
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.98%	7/2/2024	6/30/2031	€3,965	4,015	4,458	0.37
BlueCat Networks, Inc. (Canada)	(a)(b)(d)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.29%	8/8/2022	8/8/2028	19,366	19,186	19,101	1.59
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.25%	9.55%	9/30/2019	9/30/2026	7,868	7,758	7,446	0.62
Bradyifs Holdings, LLC	(a)(d)	(2)(3)(15)	Wholesale	SOFR	5.00%	9.28%	10/31/2023	10/31/2029	133	108	134	0.01
Celerion Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.26%	11/3/2022	11/3/2029	9,088	9,052	9,142	0.76
CircusTrix Holdings, LLC	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.83%	7/18/2023	7/14/2028	13,960	13,714	14,096	1.18
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.28%	4/22/2025	4/22/2032	36,444	36,053	36,520	3.05
Comar Holding Company, LLC	(a)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	11.06%	6/18/2018	6/18/2026	40,788	40,139	34,826	2.91
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.92%	7/30/2023	7/30/2028	2,514	2,507	2,539	0.21
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)(15)	High Tech Industries	SOFR	6.00%	10.36%	5/22/2024	5/22/2029	26,072	25,590	25,574	2.13
Cority Software Inc. (Canada)	(a)(b)(c)	(2)(3)(7)(15)	Software	SOFR	4.75%	9.05%	7/2/2019	7/2/2026	22,356	22,299	22,323	1.86
Cornerstone Building Brands, Inc.	(a)(d)	(2)(3)	Construction & Building	SOFR	5.63%	9.92%	1/29/2025	8/1/2028	7,916	7,801	7,092	0.59
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.79%	2/18/2025	5/15/2031	3,144	3,045	2,657	0.22
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.50%	9.78%	2/27/2023	2/28/2030	10,690	10,540	10,752	0.90

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CST Holding Company	(a)(b)(d)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.33%	11/1/2022	11/1/2028	$9,719	$9,650	$9,781	0.82%
Dance Midco S.a.r.l. (United Kingdom)	(a)(d)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.50%	7.69%	10/25/2024	10/25/2031	€10,822	11,368	12,545	1.05
DCA Investment Holding LLC	(a)(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.70%	3/11/2021	4/3/2028	14,071	13,987	13,231	1.10
Denali Midco 2, LLC	(a)(b)(d)	(2)(3)	Consumer Services	SOFR	5.25%	9.58%	9/15/2022	12/22/2028	16,881	16,737	16,770	1.40
Diligent Corporation	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	9.33%	8/4/2020	8/4/2030	7,909	7,972	7,920	0.66
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.80%	4/17/2025	4/17/2032	—	(52)	(24)	0.00
Dwyer Instruments, Inc.	(a)(b)(c)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2021	7/21/2029	23,980	23,903	23,980	2.00
Einstein Parent, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.77%	1/22/2025	1/22/2031	30,371	29,626	29,209	2.44
Eliassen Group, LLC	(a)(b)(d)	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2022	4/14/2028	10,768	10,650	10,516	0.88
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.56%	5/14/2025	9/14/2030	37,299	36,922	37,355	3.12
Enkindle Limited (United Kingdom)	(a)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 3.50% PIK	11.46%	4/16/2025	4/16/2031	£5,139	6,472	6,706	0.56
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	10.05%	3/25/2025	3/25/2032	21,436	21,025	21,151	1.77
Essential Services Holding Corporation	(a)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.28%	6/17/2024	6/17/2031	1,539	1,532	1,527	0.13
Excel Fitness Holdings, Inc.	(a)(d)	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	9.80%	5/13/2024	4/29/2029	3,259	3,251	3,259	0.27
Excel Fitness Holdings, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.55%	4/29/2022	4/29/2029	10,183	10,084	10,133	0.85
Excelitas Technologies Corp.	(a)(d)	(2)	Capital Equipment	EURIBOR	5.25%	7.18%	8/12/2022	8/12/2029	€3,391	3,588	3,994	0.33
Excelitas Technologies Corp.	(a)(b)(d)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.58%	8/12/2022	8/12/2029	10,556	10,508	10,556	0.88
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)(11)	Consumer Services	SOFR	1.00%, 5.75% PIK	11.04%	8/5/2022	3/5/2027	442	398	186	0.02
Galileo Parent, Inc.	(a)(b)(d)	(2)(3)(15)	Telecommunications	SOFR	5.75%	10.05%	11/26/2024	5/3/2030	35,229	35,205	34,976	2.92
Generator US Buyer, Inc.	(a)(d)	(2)(3)	Energy: Electricity	SOFR	5.25%	9.55%	10/1/2024	7/22/2030	2,283	2,256	2,253	0.19
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	6.25%	10.55%	3/1/2021	9/1/2028	32,796	32,336	32,796	2.74
GS AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	5.25%	9.55%	3/26/2024	5/25/2028	5,497	5,529	5,497	0.46
Guidehouse LLP	(a)(d)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.29%	9/30/2022	12/16/2030	6,129	6,169	6,168	0.50
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.14%	5/14/2025	5/14/2031	€9,781	10,580	11,157	0.93
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.16%, 3.19% PIK	12.67%	2/28/2022	2/28/2029	£21,985	28,773	30,329	2.53
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.30%	12/15/2020	12/15/2026	7,228	7,204	6,966	0.58
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	10.05%	2/10/2022	12/15/2026	10,067	10,033	9,688	0.81

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	$17,802	$17,641	$17,802	1.48%
Hercules Borrower LLC	(a)	(2)(3)(11)	Environmental Industries	SOFR	5.50%	9.80%	12/14/2020	12/14/2026	1	1	1	0.00
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.96%	4/16/2025	4/16/2032	€13,142	14,459	14,842	1.24
Hoosier Intermediate, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.33%	11/15/2021	11/15/2028	15,947	15,822	15,812	1.32
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.58%	6/2/2022	6/2/2029	9,512	9,554	9,512	0.79
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.55%	3/12/2024	6/2/2029	754	749	754	0.06
Icefall Parent, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	5.75%	10.03%	1/26/2024	1/26/2030	10,415	10,271	10,413	0.87
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	10.03%	8/18/2022	8/18/2028	27,841	27,575	27,107	2.26
IG Investments Holdings, LLC	(a)(d)	(2)(3)(15)	Business Services	SOFR	5.00%	9.28%	11/1/2024	9/22/2028	4,421	4,429	4,440	0.37
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.04%	5/28/2021	5/28/2027	€8,599	10,288	10,129	0.85
IQN Holding Corp.	(a)(d)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	10.07%	5/2/2022	5/2/2029	11,804	11,754	11,804	0.99
iRobot Corporation	(a)	(2)(3)(7)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	13.28%	7/25/2023	7/31/2026	8,902	8,504	4,727	0.39
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.29%	12/22/2021	12/31/2029	7,511	7,306	7,511	0.63
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.79%	6/27/2025	6/27/2032	—	(107)	(107)	(0.01)
LDS Intermediate Holdings, L.L.C.	(a)(d)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	9.33%	2/7/2025	2/7/2032	—	(136)	(54)	0.00
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	13.08%	10/18/2019	3/31/2027	4,278	4,263	3,716	0.31
Material Holdings, LLC	(a)(c)	(2)(3)(11)(15)	Business Services	SOFR	2.92%, 3.08% PIK	10.40%	8/19/2021	8/19/2027	14,582	14,585	12,246	1.02
Material Holdings, LLC	(a)(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.29%	8/19/2021	8/19/2027	3,655	1,101	—	—
Maverick Acquisition, Inc.	(a)(c)	(2)(3)(8)(11)	Aerospace & Defense	SOFR	6.25%	10.54%	6/1/2021	6/1/2027	42,772	40,328	25,128	2.10
Maverick Acquisition, Inc.	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	6.25%	10.54%	3/4/2025	7/3/2025	645	628	645	0.05
Medical Manufacturing Technologies, LLC	(a)(b)(c)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.05%	12/23/2021	12/23/2027	41,034	40,562	41,034	3.43
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.75% PIK	9.55%	4/30/2025	4/30/2032	11,776	11,650	11,647	0.97
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.75%	9.08%	6/2/2025	6/2/2032	23,084	22,717	22,714	1.90
NEFCO Holding Company LLC	(a)(b)(d)	(2)(3)(15)	Construction & Building	SOFR	5.75%	9.98%	8/5/2022	8/5/2028	18,047	17,972	18,022	1.50
NMI AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(11)(15)	High Tech Industries	SOFR	5.00%	9.33%	9/6/2017	9/6/2028	47,250	47,238	47,225	3.94

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
North Haven Fairway Buyer, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.29%	5/17/2022	5/17/2028	$30,252	$30,032	$29,942	2.50%
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	3.50%, 2.50% PIK	7.54%	6/24/2025	6/24/2032	€6,657	7,518	7,628	0.64
Oak Purchaser, Inc.	(a)(b)(d)	(2)(3)(15)	Business Services	SOFR	5.50%	9.71%	4/28/2022	4/28/2028	14,435	14,319	14,232	1.19
Oak Purchaser, Inc.	(a)(d)	(2)(3)	Business Services	SOFR	5.50%	9.71%	2/1/2024	4/28/2028	1,981	1,955	1,951	0.16
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.23%	10/30/2024	10/30/2031	€2,418	2,595	2,838	0.24
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.33%	10/30/2024	10/30/2031	7,158	7,095	7,129	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	5.50%	9.72%	10/30/2024	10/30/2031	£967	1,242	1,324	0.11
Oranje Holdco, Inc.	(a)(b)(d)	(2)(3)(15)	Business Services	SOFR	7.75%	12.03%	2/1/2023	2/1/2029	16,104	16,009	16,109	1.34
Oranje Holdco, Inc.	(b)(d)	(2)(3)	Business Services	SOFR	7.25%	11.53%	6/26/2024	2/1/2029	6,748	6,665	6,650	0.56
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.22%	12/4/2024	12/4/2031	€1,830	1,935	2,128	0.18
Orthrus Limited (United Kingdom)	(a)(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.57%	12/4/2024	12/4/2031	4,834	4,777	4,774	0.40
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.46%	12/4/2024	12/4/2031	£2,049	2,591	2,761	0.23
PAM Bidco Limited (United Kingdom)	(a)(d)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£75	94	101	0.01
PAM Bidco Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.74%	10/29/2024	10/29/2031	£6,293	7,937	8,495	0.71
Park County Holdings, LLC	(a)(b)(d)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2023	11/29/2029	25,012	24,780	24,887	2.08
PDI TA Holdings, Inc	(a)(d)	(2)(3)(15)	Software	SOFR	5.50%	9.78%	2/1/2024	2/1/2031	16,397	16,443	16,246	1.36
Pestco Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.53%	2/6/2023	2/17/2028	12,499	12,507	12,567	1.05
Pestco Intermediate, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.53%	10/2/2024	2/17/2028	3,973	3,920	3,915	0.33
PF Atlantic Holdco 2, LLC	(a)(b)(c)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.81%	11/12/2021	11/12/2027	21,104	20,986	21,104	1.76
PF Atlantic Holdco 2, LLC	(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	6.00%	10.32%	3/27/2025	11/12/2027	315	331	332	0.03
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.58%	8/7/2024	8/31/2029	13,650	13,561	13,620	1.14
Project Castle, Inc.	(b)(d)	(2)(3)	Capital Equipment	SOFR	5.50%	9.72%	6/24/2022	6/1/2029	8,266	7,624	6,495	0.54
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.29%	2/1/2021	2/1/2027	321	314	314	0.03
Prophix Software Inc. (Canada)	(a)(b)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.33%	11/21/2023	2/1/2027	17,509	17,394	17,435	1.46
Propio LS, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	9.05%	5/12/2025	5/12/2030	8,819	8,730	8,728	0.73

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
PXO Holdings I Corp.	(a)(b)(c)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.79%	3/8/2022	3/8/2028		$22,847	$22,670	$22,340	1.86%
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.80%	11/7/2024	6/3/2032		795	740	747	0.06
Radwell Parent, LLC	(a)(b)(c)(d)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.80%	12/1/2022	4/1/2029		32,516	32,130	32,121	2.68
RFS Opco LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	9.04%	6/13/2025	4/4/2031		—	(20)	(20)	0.00
Rialto Management Group, LLC	(a)(b)(d)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.33%	12/5/2024	12/5/2030		15,486	15,347	15,390	1.28
Rotation Buyer, LLC	(a)(d)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2024	12/27/2031		5,055	4,996	4,956	0.41
SCP Eye Care HoldCo, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.83%	10/7/2022	10/7/2029		10,050	10,084	10,050	0.84
Seahawk Bidco, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.07%	12/19/2024	12/19/2031		22,447	22,268	22,320	1.86
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	8.30%	2/28/2025	3/1/2032		—	(10)	(6)	0.00
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.55%	3/19/2025	3/19/2032		—	(75)	(50)	0.00
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.23%	3/19/2025	3/19/2032		€5,968	6,359	6,907	0.58
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.80%	5/14/2025	5/14/2031		27,692	27,556	27,554	2.30
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	9.05%	2/18/2022	2/18/2029		9,094	8,974	9,145	0.76
Specialty Pharma III, Inc.	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.58%	2/20/2025	3/31/2028		18,048	18,005	18,025	1.50
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.29%	7/2/2024	7/22/2027		18,079	17,901	17,484	1.46
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	10.05%	6/21/2022	7/25/2028		47,808	47,468	48,050	4.01
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.50%	9.77%	8/30/2024	7/25/2028		2,938	2,866	2,938	0.25
Tank Holding Corp.	(a)(b)(c)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	10.08%	3/31/2022	3/31/2028		24,869	24,650	24,043	2.01
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.33%	9/26/2024	3/31/2028		3,539	3,511	3,448	0.29
TCFI Aevex LLC	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/18/2020	3/18/2026		12,404	12,376	12,404	1.04
The Chartis Group, LLC	(a)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.81%	9/17/2024	9/17/2031		—	(55)	(39)	0.00
Total Power Limited (Canada)	(a)(d)	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	7.17%	7/22/2024	7/22/2030	C$	13,940	9,801	10,069	0.84
Tufin Software North America, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Software	SOFR	5.18%	9.50%	8/17/2022	8/17/2028		38,750	38,361	38,525	3.22
Turbo Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	12/2/2019	6/1/2026		10,417	10,139	9,789	0.82
U.S. Legal Support, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	5.75%	10.05%	11/30/2018	5/31/2026		23,407	23,381	23,149	1.93
United Flow Technologies Intermediate Holdco II, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.56%	6/21/2024	6/21/2031		12,420	12,348	12,351	1.03

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
US INFRA SVCS Buyer, LLC	(a)(c)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.57%	4/13/2020	4/13/2027	$11,114	$10,860	$10,258	0.86%
USR Parent Inc.	(a)(b)(d)	(2)(3)(10)	Retail	SOFR	7.60%	11.92%	4/22/2022	4/25/2027	4,804	4,773	4,738	0.40
Vensure Employer Services, Inc.	(a)(b)(d)	(2)(15)	Business Services	SOFR	4.75%	9.04%	9/27/2024	9/27/2031	28,787	28,618	28,787	2.40
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	10.55%	10/29/2021	12/31/2028	16,775	15,230	12,670	1.06
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.50%	9.74%	3/22/2024	3/22/2030	18,901	18,571	18,798	1.57
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.03%	9/13/2021	9/13/2027	435	431	392	0.03
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.05%	9/30/2020	12/23/2030	6,448	6,424	6,463	0.54
First Lien Debt Total										$1,983,809	$1,950,775	162.86%
Second Lien Debt (3.9% of fair value)
11852604 Canada Inc. (Canada)	(a)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028	$10,918	$10,835	$10,727	0.89%
AQA Acquisition Holdings, Inc.	(a)(b)(c)	(2)(3)	High Tech Industries	SOFR	6.25%	10.53%	3/3/2021	3/3/2029	40,000	39,498	39,992	3.34
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	8,842	8,841	8,870	0.74
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.29%	5/31/2023	5/31/2026	6,086	5,721	6,086	0.51
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	2,823	2,782	2,774	0.23
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.78%	10/28/2020	10/28/2028	14,820	14,615	12,327	1.03
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.78%	11/16/2020	11/2/2028	13,000	12,862	10,189	0.85
Second Lien Debt Total										$95,154	$90,965	7.59%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.3% of fair value)
48forty Intermediate Holdings, Inc.	(a)(b)(d)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,116	0.09
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,072	0.09
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	8,693	0.73
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	7,089	0.59
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	15	14,936	14,906	1.25

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	5,118	$1,521	$1,521	0.13%
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	231	0.02
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	759	0.06
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	15	15,122	15,014	1.25
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	197	0.02
EvolveIP, LLC	(a)(c)	(6)(12)	Telecommunications		10/30/2024	107	215	105	0.01
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	190	218	0.02
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,507	1,506	0.13
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	21,671	21,633	21,121	1.76
iRobot Corporation	(a)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	90	—	45	0.00
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	763	0.06
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.06
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	836	0.07
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	390	0.03
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	308	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	233	301	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,209	0.18
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	12,861	12,777	12,862	1.07
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,712	0.14
TW LRW Holdings, LLC	(a)(b)(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	835	0.07
Your.World HoldCo B.V. (Netherlands)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	2,031	2,248	0.19
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	1,930	0.16
Equity Investments Total							$89,610	$101,487	8.47%
Total investments—non-controlled/non-affiliated							$2,168,573	$2,143,227	178.92%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.0% of fair value)
SPF Borrower, LLC	(a)(b)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.55%	2/1/2024	2/1/2028	$31,372	$31,372	$31,372	2.62%
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.80%	2/1/2024	2/1/2028	15,171	15,171	15,171	1.27
First Lien Debt Total										$46,543	$46,543	3.89%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.1% of fair value)
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	$20,828	$25,027	2.09%
Equity Investments Total							$20,828	$25,027	2.09%
Total investments—non-controlled/affiliated							$67,371	$71,570	5.98%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.1% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	15.33%	15.33%	2/29/2016	12/31/2030	130,500	$130,501	$120,164	10.03%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.79%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$120,164	10.03%
Total investments—controlled/affiliated										$130,501	$120,164	10.03%
Total investments										$2,366,445	$2,334,961	194.93%

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%(e)	8.20%	December 1, 2028	$85,000	$198	$34	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.2345%(f)	6.75%	February 18, 2030	$300,000	$544	$7,419	$—
Total					$385,000	$742	$7,453	$—
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. As of June 30, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29%, the 180-day SOFR at 4.15%, the daily SONIA at 4.21%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 1.94%, the 180-day EURIBOR at 2.05%, and the 30-day CORRA at 2.75%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2025, the aggregate fair value of these securities is $126,514, or 10.56% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of June 30, 2025.
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
(12)Represents a non-income producing security as of June 30, 2025.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the six months ended June 30, 2025, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$182,636	$—	$(62,500)	$—	$28	$120,164	$10,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	63,997	149,404	(212,998)	(14,502)	14,099	—	1,054
Total investments—controlled/affiliated	$246,633	$149,404	$(275,498)	$(14,502)	$14,127	$120,164	$11,554
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the six months ended June 30, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2025	Interest and PIK Income
SPF Borrower, LLC	$31,372	$—	$—	$—	$—	$31,372	$1,689
SPF Borrower, LLC	14,659	512	—	—	—	15,171	1,047
SPF HoldCo, LLC (Equity)	25,830	—	—	—	(803)	25,027	—
Total investments—non-controlled/affiliated	$71,861	$512	$—	$—	$(803)	$71,570	$2,736
(15)As of June 30, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,747	$(29)
AAH Topco., LLC	Delayed Draw	1.00	7,843	(71)
AArete Investment, LLC	Delayed Draw	1.00	1,628	(20)
AArete Investment, LLC	Revolver	0.50	651	(8)
Accession Risk Management Group, Inc.	Revolver	0.50	462	(1)
ADPD Holdings, LLC	Delayed Draw	1.00	6,351	(477)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,897	(8)
Advanced Web Technologies Holding Company	Revolver	0.50	1,245	(6)
Alpine Acquisition Corp II	Revolver	0.50	1,042	(420)
AmpersCap LLC	Delayed Draw	1.00	3,462	(39)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	(6)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	(2)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Apex Companies Holdings, LLC	Delayed Draw	1.00%	$4,915	$(17)
Applied Technical Services, LLC	Delayed Draw	2.00	890	(6)
Applied Technical Services, LLC	Delayed Draw	1.00	1,649	(11)
Applied Technical Services, LLC	Revolver	0.50	2,968	(19)
Appriss Health, LLC	Revolver	0.50	4,542	(10)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	3
Artifact Bidco, Inc.	Revolver	0.35	246	2
Ascend Buyer, LLC	Revolver	0.50	2,557	(15)
Associations, Inc.	Delayed Draw	—	1,021	5
Associations, Inc.	Revolver	0.50	149	1
Athlete Buyer, LLC	Delayed Draw	1.00	5,753	(313)
Athlete Buyer, LLC	Revolver	0.50	307	(17)
Atlas US Finco, Inc.	Revolver	0.50	2,594	(10)
Auditboard, Inc.	Delayed Draw	0.75	4,286	(37)
Auditboard, Inc.	Revolver	0.50	1,714	(15)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	875	16
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€3,696	(98)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	1,268	(32)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	1,474	0
Bingo Group Buyer, Inc.	Revolver	0.50	636	0
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€6,345	(131)
Bradyifs Holdings, LLC	Delayed Draw	1.00	272	1
Celerion Buyer, Inc.	Delayed Draw	1.00	997	5
Celerion Buyer, Inc.	Revolver	0.50	499	2
CircusTrix Holdings, LLC	Revolver	0.50	806	7
Cliffwater LLC	Revolver	0.50	3,465	7
CoreWeave Compute Acquisition Co. IV, LLC	Delayed Draw	0.50	13,927	(173)
Cority Software Inc. (Canada)	Revolver	0.50	3,000	(4)
Coupa Holdings, LLC	Delayed Draw	1.00	964	5
Coupa Holdings, LLC	Revolver	0.50	738	4
CST Holding Company	Revolver	0.50	940	5
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(42)
Diligent Corporation	Delayed Draw	1.00	1,158	1
Diligent Corporation	Revolver	0.50	714	1
Divisions Holding Corporation	Revolver	0.50	2,400	(24)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Dwyer Instruments, Inc.	Delayed Draw	1.00%	$1,680	$—
Dwyer Instruments, Inc.	Revolver	0.50	3,483	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(109)
Ellkay, LLC	Revolver	0.50	2,673	4
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£3,303	(136)
Espresso Bidco Inc.	Delayed Draw	0.50	5,887	(56)
Espresso Bidco Inc.	Revolver	0.50	2,616	(25)
Essential Services Holding Corporation	Delayed Draw	1.00	297	(2)
Essential Services Holding Corporation	Revolver	0.50	164	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	—
Excel Fitness Holdings, Inc.	Revolver	0.50	1,484	(6)
Excelitas Technologies Corp.	Delayed Draw	1.00	565	—
Excelitas Technologies Corp.	Revolver	0.38	2,069	—
Galileo Parent, Inc.	Revolver	0.50	1,732	(12)
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	116	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	1,127	—
GS AcquisitionCo, Inc.	Revolver	0.50	239	—
Gymspa (France)	Delayed Draw	1.80	€554	(20)
Heartland Home Services, Inc.	Revolver	0.50	398	(14)
Hercules Borrower LLC	Revolver	0.50	2,160	—
Holding Argon (France)	Delayed Draw	1.00	€5,054	(177)
Hoosier Intermediate, LLC	Revolver	0.38	2,401	(18)
HS Spa Holdings Inc.	Revolver	0.50	1,075	—
Icefall Parent, Inc.	Revolver	0.38	992	0
iCIMS, Inc.	Revolver	0.50	2,068	(51)
IG Investments Holdings, LLC	Revolver	0.50	350	1
IQN Holding Corp.	Delayed Draw	1.00	413	—
IQN Holding Corp.	Revolver	0.38	261	—
Kona Buyer, LLC	Delayed Draw	0.50	20,324	(102)
Kona Buyer, LLC	Revolver	0.50	902	(5)
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	5,079	(31)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(23)
Lifelong Learner Holdings, LLC	Revolver	0.50	27	(4)
Material Holdings, LLC	Revolver	—	192	(30)
Maverick Acquisition, Inc.	Delayed Draw	1.00	223	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Medical Manufacturing Technologies, LLC	Delayed Draw	1.00%	$1,746	$—
Medical Manufacturing Technologies, LLC	Revolver	0.50	3,000	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	(11)
Monarch Buyer, Inc.	Delayed Draw	0.50	9,618	(96)
Monarch Buyer, Inc.	Revolver	0.50	4,328	(43)
NEFCO Holding Company LLC	Delayed Draw	1.00	1,545	(2)
NEFCO Holding Company LLC	Revolver	0.50	3,681	(4)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,281	(1)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,888	(18)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(57)
Oak Purchaser, Inc.	Revolver	0.50	934	(12)
Optimizely North America Inc.	Revolver	0.50	1,091	(4)
Oranje Holdco, Inc.	Revolver	0.50	2,013	1
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£940	(16)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£24	0
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,057	(35)
PDI TA Holdings, Inc	Revolver	0.50	718	(6)
Pestco Intermediate, LLC	Delayed Draw	1.00	2,555	(23)
Pestco Intermediate, LLC	Revolver	0.50	1,021	5
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	3,193	16
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	7,901	(11)
PPV Intermediate Holdings, LLC	Revolver	0.50	715	(1)
Prophix Software Inc. (Canada)	Delayed Draw	—	1,005	(4)
Prophix Software Inc. (Canada)	Revolver	0.50	1,672	(7)
Propio LS, LLC	Revolver	0.50	326	(3)
PXO Holdings I Corp.	Revolver	0.50	1,085	(23)
QBS Parent, Inc.	Delayed Draw	—	8,275	(30)
QBS Parent, Inc.	Revolver	0.50	4,120	(15)
Radwell Parent, LLC	Delayed Draw	0.50	1,979	(22)
Radwell Parent, LLC	Revolver	0.38	1,709	(19)
RFS Opco LLC	Delayed Draw	—	4,046	(20)
Rialto Management Group, LLC	Revolver	0.50	559	(3)
Rotation Buyer, LLC	Delayed Draw	1.00	2,369	(28)
Rotation Buyer, LLC	Revolver	0.50	814	(10)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	836	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
SCP Eye Care HoldCo, LLC	Revolver	0.50%		$1,148	$—
Seahawk Bidco, LLC	Delayed Draw	1.00		3,623	(16)
Seahawk Bidco, LLC	Revolver	0.50		1,866	(8)
Secretariat Advisors LLC	Delayed Draw	4.00		2,151	(6)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		2,867	(50)
Smarsh Inc.	Delayed Draw	1.00		1,633	7
Smarsh Inc.	Revolver	0.50		702	3
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(54)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		6,108	0
Spotless Brands, LLC	Revolver	0.50		621	3
Tank Holding Corp.	Revolver	0.38		1,655	(52)
The Chartis Group, LLC	Delayed Draw	1.00		4,780	(26)
The Chartis Group, LLC	Revolver	0.50		2,390	(13)
Total Power Limited (Canada)	Delayed Draw	0.50	C$	1,237	(12)
Total Power Limited (Canada)	Revolver	0.50	C$	1,400	(14)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(20)
Turbo Buyer, Inc.	Revolver	0.50		304	(18)
U.S. Legal Support, Inc.	Revolver	0.50		816	(9)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00		23	0
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50		894	(5)
Vensure Employer Services, Inc.	Delayed Draw	0.50		2,899	—
Wineshipping.com LLC	Delayed Draw	—		1,845	(402)
Wineshipping.com LLC	Revolver	0.50		238	(52)
World 50, Inc.	Revolver	0.50		860	(4)
YLG Holdings, Inc.	Delayed Draw	0.50		570	1
YLG Holdings, Inc.	Revolver	0.50		446	1
Total unfunded commitments				$332,012	$(4,061)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)
The type of investments as of June 30, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,030,352	$1,997,318	85.6%
Second Lien Debt	95,154	90,965	3.9
Equity Investments	110,438	126,514	5.4
Investment Funds	130,501	120,164	5.1
Total	$2,366,445	$2,334,961	100.0%
The rate type of debt investments as of June 30, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,113,789	$2,076,538	99.4%
Fixed Rate	11,717	11,745	0.6
Total	$2,125,506	$2,088,283	100.0%
The industry composition of investments as of June 30, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$54,740	$39,579	1.7%
Auto Aftermarket & Services	52,415	50,344	2.2
Beverage & Food	15,504	12,670	0.5
Business Services	217,786	219,322	9.4
Capital Equipment	94,654	97,025	4.2
Chemicals, Plastics & Rubber	32,595	32,103	1.4
Construction & Building	81,764	79,694	3.4
Consumer Goods: Durable	8,935	5,164	0.2
Consumer Goods: Non-Durable	14,150	14,279	0.6
Consumer Services	193,677	188,363	8.1
Containers, Packaging & Glass	86,547	78,763	3.4
Diversified Financial Services	210,359	212,928	9.1
Energy: Electricity	12,057	12,322	0.5
Energy: Oil & Gas	13,517	13,609	0.6
Environmental Industries	78,414	78,062	3.3
Healthcare & Pharmaceuticals	345,658	359,761	15.3
High Tech Industries	153,303	153,494	6.6
Investment Funds	130,501	120,164	5.1
Leisure Products & Services	88,506	90,070	3.9
Media: Advertising, Printing & Publishing	318	231	0.0
Media: Diversified & Production	36,148	37,432	1.6

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2025
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Retail	$21,234	$21,304	0.9%
Software	299,054	299,575	12.8
Sovereign & Public Finance	6,169	6,168	0.3
Telecommunications	58,514	58,015	2.5
Transportation: Cargo	19,657	13,669	0.6
Utilities: Water	8,031	8,596	0.4
Wholesale	32,238	32,255	1.4
Total	$2,366,445	$2,334,961	100.0%
The geographical composition of investments as of June 30, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,500	$4,498	0.2%
Canada	85,193	89,421	3.8
France	25,039	25,999	1.1
Ireland	6,284	6,857	0.3
Italy	18,323	20,108	0.9
Luxembourg	48,508	47,504	2.0
Netherlands	2,031	2,248	0.1
Spain	7,518	7,628	0.3
Sweden	1,168	308	0.0
United Kingdom	82,077	86,583	3.7
United States	2,085,804	2,043,807	87.6
Total	$2,366,445	$2,334,961	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (13.7% of fair value)
Middle Market Credit Fund II, LLC, Member's Interest	^	(7)(13)	Investment Funds	FIXED	20.86%	20.86%	11/3/2020	12/31/2030	$78,122	$78,096	$63,997	7.07%
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	^	(7)(13)	Investment Funds	FIXED	11.40%	11.40%	2/29/2016	12/31/2027	193,000	193,001	182,636	20.18
Middle Market Credit Fund, LLC, Mezzanine Loan	^	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.79%	6/30/2016	5/21/2025	—	—	—	—
Investment Funds Total										$271,097	$246,633	27.25%
Total investments—controlled/affiliated										$271,097	$246,633	27.25%
Total investments										$1,848,212	$1,803,543	199.25%

Derivative Instrument	Counterparty	Company Pays***	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%	8.20%	December 1, 2028	$85,000	$164	$(821)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.2345%	6.75%	February 18, 2030	$300,000	$(6,875)	$(6,875)	$—
Total					$385,000	$(6,711)	$(7,696)	$—

Derivative Instruments***	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays Bank PLC	$29,984		£23,100	1/15/2025	$1,089
Forward Currency Contract	Barclays Bank PLC	$5,831	C$	8,000	1/15/2025	269
Forward Currency Contract	Barclays Bank PLC	$846		£674	1/15/2025	3
Forward Currency Contract	Barclays Bank PLC	$632		€602	1/15/2025	9
Forward Currency Contract	Barclays Bank PLC	$1,630		€1,500	2/4/2025	75
Forward Currency Contract	Barclays Bank PLC	$777		£600	2/4/2025	27
Forward Currency Contract	Barclays Bank PLC	$3,233		€2,978	2/4/2025	146
Forward Currency Contract	Barclays Bank PLC	$2,419		£1,869	2/4/2025	81
Total Derivative Instruments						$1,699
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
As of June 30, 2025
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and June 30, 2025. The Class C-R Notes are eliminated in consolidation. Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, the SPV, the 2015-1 Issuer, the CSL III SPV, and the Credit Fund II. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosures within the Consolidated Schedule of Investments have been amended to conform to the current period presentation.
Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management’s estimates are based on historical experiences and other factors, including expectations of future events that management believes to be reasonable under the circumstances. It also requires management to exercise judgment in the process of applying the Company’s accounting policies. Assumptions and estimates regarding the valuation of investments and their resulting impact on base management and incentive fees involve a higher degree of judgment and complexity and these assumptions and estimates may be significant to the unaudited consolidated financial statements. Actual results could differ from these estimates and such differences could be material.
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
Derivative Instruments
The Company follows the guidance in Topic 815, Derivatives and Hedging (“ASC 815”), when accounting for derivative instruments. The Company recognizes all derivative instruments at fair value as either assets or liabilities in its unaudited consolidated financial statements. Derivative instruments are measured in terms of the notional contract amount and derive their value based upon one or more underlying instruments. Derivative instruments are subject to various risks similar to non-derivative instruments including market, credit, liquidity, and operational risks. The Company manages these risks on an aggregate basis as part of its risk management process.
The Company has in the past and may in the future use forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information.
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
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with three large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2025 and December 31, 2024, the Company held restricted cash balances of $20,535 and $26,904, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2025 and December 31, 2024, the Company held $584 and $6, respectively, in restricted cash denominated in a foreign currency. As of June 30, 2025 and December 31, 2024, the cost of foreign currencies was $1,517 and $2,710, respectively. As of June 30, 2025 and December 31, 2024, the fair value of foreign currencies was $1,542 and $2,716, respectively.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $288,799 and $235,895, respectively, which represents approximately 12.4% and 13.1%, respectively, of total investments at fair value. For the three and six months ended June 30, 2025, the Company earned $5,189 and $10,568, in PIK income, respectively. For the three and six months ended June 30, 2024, the Company earned $5,761 and $11,268, in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2025, the Company earned $1,451 and $2,402, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees. For the three and six months ended June 30, 2024, the Company earned $773 and $2,555, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $48,069 and $10,393, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and December 31, 2024 and for the periods then ended.
Credit Facilities, Senior Notes, and Debt Securitization – Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities, the 2015-1N Debt, and the Senior Notes, each as defined within Note 8, Borrowings, to these unaudited consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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

Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1N Debt and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for additional information regarding the Company’s financing activity.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the three and six months ended June 30, 2025 was $114 and $(207), respectively. The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation/appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2025, the Company incurred $380 and $1,056, respectively, in excise tax expense. For the three and six months ended June 30, 2024, the Company incurred $977 and $1,807, respectively, in excise tax expense.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its unaudited consolidated financial statements to determine whether the tax positions are “more likely than not” to be sustained by the applicable tax authority. The SPV, CSL III SPV, Credit Fund II and the 2015-1 Issuer are disregarded entities for tax purposes and are consolidated with the tax return of the Company. All penalties and interest associated with income taxes, if any, are included in income tax expense.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2025 and audited consolidated financial statements as of December 31, 2024.
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
•Level 3—inputs to the valuation methodology are unobservable and significant to overall fair value measurement. The inputs into the determination of fair value require significant management judgment or estimation. Financial instruments in this category generally include investments in privately-held entities, structured credit investments, and certain over-the-counter derivatives where the fair value is based on unobservable inputs.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and six months ended June 30, 2025 and 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,997,318	$1,997,318
Second Lien Debt	—	—	90,965	90,965
Equity Investments	—	—	126,514	126,514
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	120,164	120,164
Total Investments	$—	$—	$2,334,961	$2,334,961
Derivative Assets(2)	—	742	—	742
Liabilities
Derivative Liabilities(2)	—	—	—	—
Total				$2,335,703

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,323,697	$1,323,697
Second Lien Debt	—	—	116,467	116,467
Equity Investments	—	—	116,746	116,746
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	182,636	182,636
Total	$—	$—	$1,739,546	$1,739,546
Investments measured at net asset value(1)				$63,997
Total Investments				$1,803,543
Derivative assets(2)	—	1,863	—	1,863
Liabilities
Derivative liabilities(2)	—	(6,875)	—	(6,875)
Total				$1,798,531
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)As of June 30, 2025, derivative assets and liabilities consisted of interest rate swaps. As of December 31, 2024, derivative assets and liabilities consisted of interest rate swaps and forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund	Total
Balance, beginning of period	$1,873,091	$129,629	$121,515	$121,391	$2,245,626
Purchases	373,530	1,060	2,344	—	376,934
Sales	(149,351)	—	(11)	—	(149,362)
Paydowns	(99,899)	(38,090)	—	—	(137,989)
Accretion of discount	2,424	741	56	—	3,221
Net realized gains (losses)	(362)	(6)	11	—	(357)
Net change in unrealized appreciation (depreciation)	(2,115)	(2,369)	2,599	(1,227)	(3,112)
Balance, end of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(1,587)	$(1,771)	$2,599	$(1,227)	$(1,986)

	Financial Assets
	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	545,453	2,049	5,942	—	553,444
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - JV2 Acquisition	181,645	9,493	63	—	191,201
Sales	(237,636)	(1,137)	(6,426)	(62,500)	(307,699)
Paydowns	(286,905)	(38,190)	—	—	(325,095)
Accretion of discount	5,173	901	115	—	6,189
Net realized gains (losses)	563	(7,980)	33	—	(7,384)
Net change in unrealized appreciation (depreciation)	(13,796)	5,245	7,609	28	(914)
Balance, end of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(15,224)	$(2,128)	$7,485	$28	$(9,839)

	Financial Assets
	Three Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,266,471	$165,353	$104,471	$180,648	$1,716,943
Purchases	74,113	6,307	1,445	—	81,865
Sales	(9,850)	—	(6,610)	—	(16,460)
Paydowns	(97,478)	(21,453)	—	—	(118,931)
Accretion of discount	2,494	423	55	—	2,972
Net realized gains (losses)	(912)	—	5,110	—	4,198
Net change in unrealized appreciation (depreciation)	(10,008)	(3,676)	1,827	(347)	(12,204)
Balance, end of period	$1,224,830	$146,954	$106,298	$180,301	$1,658,383
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(10,834)	$(3,674)	$1,413	$(347)	$(13,442)

	Financial Assets
	Six Months Ended June 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$181,960	$1,774,462
Purchases	144,995	6,713	24,337	—	176,045
Sales	(45,676)	—	(12,068)	—	(57,744)
Paydowns	(181,782)	(46,599)	(2,738)	—	(231,119)
Accretion of discount	5,135	817	178	—	6,130
Net realized gains (losses)	(24,110)	—	9,122	—	(14,988)
Net change in unrealized appreciation (depreciation)	14,765	(2,152)	(5,357)	(1,659)	5,597
Balance, end of period	$1,224,830	$146,954	$106,298	$180,301	$1,658,383
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(8,351)	$(1,639)	$703	$(1,659)	$(10,946)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2025			Low	High
Investments in First Lien Debt	$1,791,852	Discounted Cash Flow	Discount Rate	6.80%	22.66%	10.06%
	92,527	Consensus Pricing	Indicative Quotes	97.00%	99.50%	98.82%
	112,939	Income Approach	Discount Rate	10.40%	14.55%	11.78%
		Market Approach	Comparable Multiple	8.75x	11.29x	10.02x
Total First Lien Debt	1,997,318
Investments in Second Lien Debt	84,879	Discounted Cash Flow	Discount Rate	10.32%	19.22%	13.37%
	6,086	Income Approach	Discount Rate	10.40%	10.40%	10.40%
Total Second Lien Debt	90,965
Investments in Equity	67,672	Income Approach	Discount Rate	8.75%	16.16%	12.38%
	58,842	Market Approach	Comparable Multiple	6.65x	21.25x	11.72x
Total Equity Investments	126,514
Investments in Investment Funds
Subordinated Loan and Member's Interest	120,164	Discounted Cash Flow	Discount Rate	10.50%	10.50%	10.50%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	120,164
Total Level 3 Investments	$2,334,961

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,115,889	Discounted Cash Flow	Discount Rate	7.22%	21.50%	10.96%
	95,408	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.75%
	112,400	Income Approach	Discount Rate	10.28%	14.61%	11.34%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.64x
Total First Lien Debt	1,323,697
Investments in Second Lien Debt	63,288	Discounted Cash Flow	Discount Rate	10.40%	17.03%	13.08%
	46,396	Consensus Pricing	Indicative Quotes	88.33%	99.75%	96.92%
	6,783	Income Approach	Discount Rate	10.28%	14.33%	10.94%
Total Second Lien Debt	116,467
Investments in Equity	67,963	Income Approach	Discount Rate	9.75%	14.61%	12.51%
	48,783	Market Approach	Comparable Multiple	6.25x	17.09x	11.37x
Total Equity Investments	116,746
Investments in Investment Funds
Subordinated Loan and Member's Interest	182,636	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	182,636
Total Level 3 Investments	$1,739,546
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities, the 2028 Notes, the 2030 Notes, and the 2015-1N Debt as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$553,615	$553,615	$213,439	$213,439
2028 Notes	85,000	84,802	85,000	84,836
2030 Notes	300,000	299,439	300,000	306,864
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,462	240,000	240,273
2015-1N Aaa/AAA Class A-L Loans	50,000	50,096	50,000	50,057
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,012	20,000	20,019
2015-1N AA Class A-2-RR Notes	30,000	29,948	30,000	30,059
2015-1N A Class B-R Notes	40,000	39,975	40,000	40,147
Total	$1,318,615	$1,318,349	$978,439	$985,694
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the 2028 Notes and 2030 Notes approximate their respective fair values due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 7, Derivative Instruments, to these unaudited consolidated financial statements. The 2028 Notes and 2030 are categorized as Level 3 within the hierarchy.
The carrying value of the 2015-1N Debt approximates their fair value. The 2015-1N Debt is categorized as Level 3 within the hierarchy and is valued generally using market quotation(s) received from broker/dealer(s), which are significant unobservable inputs.
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Base management fees	$8,665	$6,677	$16,274	$13,565
Incentive fees	5,934	5,524	10,334	11,391
Total base management fees and incentive fees	$14,599	$12,201	$26,608	$24,956
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of June 30, 2025 and December 31, 2024, $14,599 and $11,908, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2025, the Company incurred $498 and $904, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred $312 and $813, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $326 and $885, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2025, the Company incurred $201 and $383, respectively, in fees under State Street Sub-Administration Agreement. For the three and six months ended June 30, 2024, the Company incurred $183 and $340, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, $270 and $223, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, a Compensation Committee and, prior to the completion of the CSL III Merger, a special committee in connection with the CSL III Merger. The members of Audit, Nominating and Governance, Compensation, and special committees consist entirely of Independent Directors. The special committee ceased to exist upon the completion of the CSL III Merger on March 27, 2025. The Board of Directors may establish additional committees in the future. For the three and six months ended June 30, 2025, the Company incurred $188 and $336, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. For the three and six months ended June 30, 2024, the Company incurred $159 and $310, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended June 30,
	2025	2024
Number of investments sold	9	—
Proceeds from investments	$149,058	$—
Realized gain (loss) from investments	$(371)	$—

	Six Months Ended June 30,
	2025	2024
Number of investments sold	16	1
Proceeds from investments	$237,908	$9,857
Realized gain (loss) from investments	$392	$(17)
Prior to the Credit Fund II Purchase, the Company would engage in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Number of investments sold	1	3
Proceeds from investments	$9,388	$13,217
Realized gain (loss) from investments	$8	$28
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share.
In connection with the completion of the CSL III Merger, on March 27, 2025, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 outstanding shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock based on the aggregate $50,000 liquidation preference of the Preferred Stock and the Company’s net asset value per share as of March 25, 2025, equal to $16.64. All accrued and unpaid dividends on the Preferred Stock were paid in cash immediately prior to the exchange. The Preferred Stock was cancelled upon exchange, and CIM now holds only the Company’s common stock. See Note 10, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange.
For the period from January 1, 2025 to the Preferred Stock Exchange on March 27, 2025, the Company declared and paid dividends on the Preferred Stock of $826. For the three and six months ended June 30, 2024, the Company declared and paid dividends on the Preferred Stock of $875 and $1,750, respectively.
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
CSL III Merger
During the three months ended June 30, 2025, the Company paid $1,413 in incentive fees to CSL III Advisor pursuant to the investment advisory agreement between CSL III and CSL III Advisor, which had been accrued by CSL III prior to the completion of the CSL III Merger and assumed by the Company upon the merger’s completion. The investment advisory agreement between CSL III and CSL III Advisor was terminated upon completion of the CSL III Merger.
During the three months ended June 30, 2025, the Company received $1,998 in reimbursable expenses, which were outstanding and payable by CSL III Advisor to CSL III prior to the completion of the CSL III Merger pursuant to its expense support and conditional reimbursement agreement with CSL III Advisor (the “CSL III Reimbursement Agreement”). This amount was assumed by the Company upon completion of the CSL III Merger. The CSL III Reimbursement Agreement was terminated upon the completion of the CSL III Merger.
In connection with the completion of the CSL III Merger, the Investment Adviser and CSL III Advisor paid $5,000 in merger-related expenses on behalf of the Company and CSL III. All merger-related expenses incurred above $5,000 were borne by the Company and CSL III in accordance with the Merger Agreement.

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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2025 and December 31, 2024, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $728,876 and $541,053, respectively)	$713,908	$529,909
Cash, cash equivalents and restricted cash(1)	49,423	48,046
Other assets	12,216	22,932
Total assets	$775,547	$600,887
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$402,000	$189,221
Other liabilities	166,852	71,301
Subordinated loans and members’ equity (2)	206,695	340,365
Total liabilities and members’ equity	$775,547	$600,887
(1)As of June 30, 2025 and December 31, 2024, $25,681 and $10,428, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of June 30, 2025 and December 31, 2024, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $120,164 and $182,636, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$15,416	$18,944	$29,646	$40,767
Expenses
Interest and credit facility expenses	6,381	8,369	12,543	18,442
Other expenses	572	401	949	997
Total expenses	6,953	8,770	13,492	19,439
Net investment income (loss)	8,463	10,174	16,154	21,328
Net realized gain (loss) on investments	—	(738)	—	(1,481)
Net change in unrealized appreciation (depreciation) on investments	(868)	(4,618)	(3,824)	6,911
Net increase (decrease) resulting from operations	$7,595	$4,818	$12,330	$26,758
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Senior secured loans(1)	$737,059	$547,672
Number of portfolio companies in Credit Fund	40	33
Average amount per portfolio company(1)	$18,426	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$7,631	$4,787
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$15,308	$39,712
Percentage of portfolio with PIK provisions(3)	2.1%	7.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (100.0% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.04%	11/1/2029	$21,562	$21,562	$21,528
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.55%	3/31/2028	33,264	32,971	32,795
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.57%	10/31/2030	8,531	8,426	8,616
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	10.29%	11/30/2029	10,157	9,760	6,059
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	9.04%	8/10/2030	20,000	19,800	19,857
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.25%	9.55%	1/31/2028	20,566	20,510	20,496
API Technologies Corp.	^	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.30%	5/9/2027	16,154	15,090	13,881
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.30%	5/9/2027	1,427	1,068	1,427
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	9.55%	4/8/2031	15,659	15,502	15,557
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	5.00%	9.31%	12/12/2029	21,565	21,459	21,483
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.25%	9.55%	9/30/2026	10,849	10,819	10,266
Bradyifs Holdings, LLC	+	(2)(3)	Wholesale	SOFR	5.00%	9.28%	10/31/2029	13,697	13,697	13,732
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.80%	4/17/2032	27,600	27,324	27,324
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.00%	8.33%	4/26/2029	29,252	28,889	28,874
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.05%	7/21/2029	16,449	16,305	16,449
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.05%	4/14/2028	18,890	18,758	18,449
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.05%	12/15/2026	7,059	7,026	6,793
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.30%	12/15/2026	23,914	23,882	23,074
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.33%	8/14/2026	13,195	13,183	12,535
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.79%	5/25/2027	37,062	36,975	35,668
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	9.33%	2/7/2032	25,646	25,326	25,492
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	9.98%	8/5/2028	19,817	19,666	19,795
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	9.29%	5/17/2028	20,402	20,246	20,160
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,759	3,774
Park County Holdings, LLC	+	(2)(3)	Media: Diversified & Production	SOFR	7.28%	11.61%	11/29/2029	15,000	14,928	14,925
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.00%	8.30%	8/18/2031	23,602	23,602	23,535
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.81%	11/12/2027	15,007	14,886	15,007
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.80%	6/3/2032	26,811	26,681	26,713
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2031	7,766	7,688	7,739
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.80%	12/19/2031	12,134	12,013	12,092
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	9.05%	12/27/2031	8,767	8,708	8,664
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	8.30%	3/1/2032	17,805	17,719	17,755
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	9.55%	3/19/2032	10,222	10,018	10,043
SolarWinds Corporation	+	(2)	Software	SOFR	4.00%	8.29%	3/15/2032	2,894	2,764	2,825
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.77%	7/25/2028	10,810	10,714	10,810

Consolidated Schedule of Investments as of June 30, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.83%	12/30/2026	$14,325	$14,282	$13,498
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.08%	3/31/2028	19,449	19,138	18,843
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.81%	9/17/2031	15,550	15,404	15,464
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.30%	6/1/2026	34,263	34,230	32,241
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,138	2,873	1,572
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.25%	9.53%	6/29/2027	23,139	22,999	23,072
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.03%	9/13/2027	38,500	38,167	34,720
First Lien Debt Total									$727,817	$713,602
Equity Investments (0.0% of fair value)
EvolveIP, LLC	^	(8)	Telecommunications					311	$1,059	$306
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$306
Total Investments									$728,876	$713,908
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2025, the geographical composition of investments as a percentage of fair value was 1.4% in Ireland, 1.1% in Netherlands, and 97.5% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2025. As of June 30, 2025, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 4.32%, the 90-day SOFR at 4.29% and the 180-day SOFR at 4.15%.
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
(7)Represents an investment on non-accrual status as of June 30, 2025.
(8)Represents a non-income producing security as of June 30, 2025.
(9)As of June 30, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
ACR Group Borrower, LLC	Revolver	0.38%	$7,350	$(85)
Heartland Home Services, Inc.	Revolver	0.50	496	(17)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	4,648	(45)
Turbo Buyer, Inc.	Revolver	0.50	233	(14)
VRC Companies, LLC	Revolver	0.50	833	(2)
Total unfunded commitments			$13,560	$(163)

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$21,673	$21,673	$21,882
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.58%	3/31/2028	33,437	33,124	33,045
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2030	8,574	8,461	8,660
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	9,804	9,558	7,870
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	15,678	14,432	12,276
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	1,385	936	1,385
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	10,905	10,864	10,523
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.96%	8/30/2025	11,345	11,320	11,345
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.11%	5/27/2028	12,942	12,870	12,940
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.11%	4/26/2029	29,325	28,922	29,490
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	3,593	3,566	3,593
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2028	18,987	18,835	18,680
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.33%	12/15/2026	23,963	23,921	22,845
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.08%	12/15/2026	7,096	7,051	6,742
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.50%	11.01%	11/17/2025	33,416	33,372	33,190
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.51%	8/14/2026	13,265	13,247	13,066
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.94%	5/25/2027	37,208	37,100	36,788
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	9,898	9,791	9,898
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.31%	8/5/2028	10,830	10,722	10,806
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	10.90%	5/17/2028	6,632	6,513	6,632
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,910	3,262
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	15,085	14,940	15,085
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2031	15,650	15,498	15,650
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2031	9,569	9,522	9,521
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.51%	1/31/2029	18,450	18,435	18,181
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	7,805	7,727	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	12,195	12,073	12,073
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.86%	12/30/2026	14,400	14,343	13,811
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	10.06%	7/25/2028	10,864	10,756	10,809
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	19,549	19,189	19,549
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	34,015	33,944	31,728
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,014	2,993	1,525
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	10.35%	6/29/2027	23,260	23,087	23,250

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2027	$38,700	$38,299	$35,768
First Lien Debt Total									$539,994	$529,595
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	314
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$314
Total Investments									$541,053	$529,909
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of June 30, 2025 and December 31, 2024, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub 2016 Facility		Credit Fund Sub 2025 Facility
	2025	2024	2025	2024	2025	2024
Three Months Ended June 30,
Outstanding borrowings, beginning of period	$—	$—	$—	$442,221	$430,000	$—
Borrowings	—	—	—	—	19,000	—
Repayments	—	—	—	(172,000)	(47,000)	—
Outstanding borrowings, end of period	$—	$—	$—	$270,221	$402,000	$—

Six Months Ended June 30,
Outstanding borrowings, beginning of period	$—	$—	$189,221	$447,221	$—	$—
Borrowings	—	—	29,000	2,000	449,000	—
Repayments	—	—	(218,221)	(179,000)	(47,000)	—
Outstanding borrowings, end of period	$—	$—	$—	$270,221	$402,000	$—
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
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility provides up to an amount equal to $600,000 in total secured borrowings, consisting of a $480,000 term commitment and a $120,000 revolving commitment. The aggregate commitment may be increased up to an amount not to exceed $800,000, subject to certain conditions as set forth in the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at a rate equal to SOFR plus 1.60%. In addition, Credit Fund Sub is required to pay an undrawn commitment fee of 0.50% depending on the usage of the Credit Fund Sub 2025 Facility. Payments under the Credit

Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
7. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2024. There were no outstanding forward currency contracts as of June 30, 2025.

As of December 31, 2024
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$5,831	C$	8,000	$269
Barclays Bank PLC	$5,495		€5,080	230
Barclays Bank PLC	$34,026		£26,243	1,200
				$1,699
In order to better define its contractual rights and to secure rights that would help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company had previously entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). Each ISDA Master Agreement was a bilateral agreement between the Company and Barclays that governs over the counter derivatives, including forward currency contracts, and contained, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master

Agreement with Barclays permitted a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.
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
On March 27, 2025, in connection with the CSL III Merger, the Company assumed the forward currency contracts held by CSL III under its ISDA Master Agreement with each of its derivative counterparties, Barclays and Macquarie Bank Limited (“Macquarie” and together with Barclays, the “Counterparties” and each a “Counterparty). Below is a summary of the outstanding forward currency contracts assumed as of March 27, 2025. All the forward currency contracts assumed from the CSL III Merger were closed on March 31, 2025.

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
The following table details our interest rate swap contracts outstanding as of June 30, 2025 and December 31, 2024.

As of June 30, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$198	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$544	Derivative assets, at fair value

As of December 31, 2024
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$164	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(6,875)	Derivative liabilities, at fair value
As a result of the Company’s designation of the interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the three and six months ended June 30, 2025, the net increase (decrease) recorded in interest expense and credit facility fees was $(131) and $(285), respectively. For the three and six months ended June 30, 2024, the net increase (decrease) recorded in interest expense and credit facility fees was $82 and $165, respectively.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

As of June 30, 2025
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$198	$—	$—	$(198)	$—
JP Morgan Chase Bank N.A.	544	—	—	—	544
Total	$742	$—	$—	$(198)	$544

As of June 30, 2025
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	—	—	—	—	—
Total	$—	$—	$—	$—	$—

As of December 31, 2024
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$164	$—	$—	$(164)	$—
JP Morgan Chase Bank N.A.	—	—	—	—	—
Barclays Bank PLC	1,699	—	—	—	1,699
Total	$1,863	$—	$—	$(164)	$1,699

As of December 31, 2024
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	6,875	—	—	(6,875)	—
Barclays Bank PLC	—	—	—	—	—
Total	$6,875	$—	$—	$(6,875)	$—

8. BORROWINGS
The Company is a party to the Credit Facilities, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation as of December 31, 2024. As of June 30, 2025 and December 31, 2024, asset coverage was 190.8% and 183.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of June 30, 2025 and December 31, 2024.

	As of
	June 30, 2025	December 31, 2024
Credit Facility	$378,615	$213,439
CSL III SPV Credit Facility	175,000	—
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,318,615	978,439
Less: unamortized debt issuance costs	(9,856)	(10,790)
Effective interest rate swap hedge	759	(6,700)
Total carrying value	$1,309,518	$960,949
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, the Company increased the total commitments under the Credit Facility by $25,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
The availability period under the Credit Facility will terminate on March 12, 2029 (August 31, 2027 prior to the March 12, 2025 amendment). Prior to the August 31, 2023 amendment, the Credit Facility had a maturity date of May 25, 2027. The maturity date for $800,000 of the $935,000 was extended to March 12, 2030 as part of the March 12, 2025 amendment. On May 25, 2026, $135,000 of commitments will terminate. During the period from May 25, 2026 to March 12, 2030, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.

Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and six months ended June 30, 2025 and 2024, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$288,169	$234,331	$213,439	$260,356
Borrowings	241,950	67,058	530,882	116,058
Repayments	(160,926)	(65,000)	(376,426)	(139,000)
Foreign currency translation	9,422	(143)	10,720	(1,168)
Outstanding borrowings, end of period	$378,615	$236,246	$378,615	$236,246
The Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2025	$935,000	$378,615	$556,385	$523,375
December 31, 2024	$790,000	$213,439	$576,561	$509,121
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$4,515	$3,911	$9,009	$8,637
Facility unused commitment fee	579	550	1,122	1,058
Amortization of deferred financing costs and debt issuance costs	261	214	482	428
Total interest expense and credit facility fees	$5,355	$4,675	$10,613	$10,123
Cash paid for interest expense and credit facility fees	$5,141	$4,372	$9,685	$9,445
Weighted average debt principal outstanding	$313,852	$217,818	$303,014	$239,521
Weighted average interest rate(1)	5.69%	7.10%	5.91%	7.13%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of June 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	June 30, 2025	December 31, 2024
Interest expense payable	$541	$88
Unused commitment fees payable	593	699
Interest and credit facility fees payable	$1,134	$787
Weighted average interest rate	5.54%	6.18%

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
Below is a summary of the borrowings and repayments under the CSL III SPV Credit Facility for the three months ended June 30, 2025 and for the period from March 27, 2025 through June 30, 2025, and the outstanding balance under the CSL III SPV Credit Facility for the period.

	Three months ended June 30, 2025	For the period from March 27, 2025 through June 30, 2025
Outstanding borrowings, beginning of period	$206,000	$—
CSL III Merger	—	206,000
Borrowings	—	—
Repayments	(31,000)	(31,000)
Outstanding borrowings, end of period	$175,000	$175,000
The CSL III SPV Credit Facility consisted of the following as of June 30, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2025	$250,000	$175,000	$75,000	$40,483
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended June 30, 2025 and for the period from March 27, 2025 through June 30, 2025, the components of interest expense and credit facility fees of the CSL III SPV Credit Facility were as follows:

	Three months ended June 30, 2025	For the period from March 27, 2025 through June 30, 2025
Interest expense	$3,164	$3,369
Facility unused commitment fee	57	59
Total interest expense and credit facility fees	$3,221	$3,428
Cash paid for interest expense and credit facility fees	$2,912	$2,912
Weighted average debt principal outstanding	$175,341	$176,938
Weighted average interest rate(1)	7.14%	7.14%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

As of June 30, 2025, the components of interest and credit facility fees payable of the CSL III SPV Credit Facility were as follows:

As of
June 30, 2025
Interest expense payable	$3,065
Unused commitment fees payable	60
Interest and credit facility fees payable	$3,125
Weighted average interest rate	7.14%
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
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”), pursuant to an indenture dated November 20, 2023, as supplemented by a first supplemental indenture thereto, dated November 20, 2023 (together, the “2028 Notes Indenture”). The 2028 Notes are traded on Nasdaq under the symbol CGBDL. The Company may redeem the 2028 Notes in whole or in part at its option on or after December 1, 2025 at a redemption price of 100% of the outstanding principal amount of 2028 Notes to be redeemed plus accrued and unpaid interest thereon.
On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes” and together with the 2024 Notes and 2028 Notes, the “Senior Notes”), pursuant to an indenture, dated November 20, 2023, as supplemented by a second supplemental indenture thereto, dated October 18, 2024 (together, the “2030 Notes Indenture”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon.
The 2028 Notes and 2030 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The following table details the Company’s 2028 Notes and 2030 Notes as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
2028 Notes	$85,000	$85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(7,733)	(8,572)
Effective interest rate swap hedge	759	(6,700)
Total carrying value	$378,026	$369,728

For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense(1)	$6,685	$4,035	$13,343	$8,069
Amortization of deferred financing costs and debt issuance costs	461	204	914	424
Total interest expense and credit facility fees	$7,146	$4,239	$14,257	$8,493
Cash paid for interest expense and credit facility fees	$1,629	$1,844	$9,988	$6,101
Weighted average debt principal outstanding	$385,000	$275,000	$385,000	$275,000
Weighted average interest rate(1)(2)	6.87%	5.80%	6.89%	5.80%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2025 and December 31, 2024, $7,993 and $4,637, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of June 30, 2025 and December 31, 2024, the weighted average interest rates were 6.91% and 6.95%, respectively, inclusive of the effect of the interest rate swaps.
The 2028 Notes Indenture and 2030 Notes Indenture, contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture and 2030 Notes Indenture. Neither the 2028 Notes Indenture nor the 2030 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of June 30, 2025 and December 31, 2024, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of June 30, 2025, the Company retains the $30,000 Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of June 30, 2025 and December 31, 2024:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,123)	(2,218)
Total Carrying Value				$377,877	$377,782
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six months ended June 30, 2025 and 2024. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2025, the Company was in compliance with its undertaking.
As of June 30, 2025, the 2015-1N Debt was secured by 74 investments with a total fair value of approximately $491,604, including $20,442 of net purchases that were unsettled as of June 30, 2025, and cash of $13,292. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the three and six months ended June 30, 2025 and 2024, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$5,957	$7,639	$11,937	$15,739
Amortization of deferred financing costs and debt issuance costs	48	63	95	124
Total interest expense and credit facility fees	$6,005	$7,702	$12,032	$15,863
Cash paid for interest expense and credit facility fees	$6,557	$7,924	$15,389	$16,518
Weighted average debt principal outstanding	$380,000	$404,260	$380,000	$417,011
Weighted average interest rate(1)	6.25%	7.54%	6.30%	7.52%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2025 and December 31, 2024, $5,035 and $5,429, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of June 30, 2025 and December 31, 2024, the weighted average interest rates were 6.19% and 6.59%, respectively, based on benchmark rates.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of June 30, 2025 and December 31, 2024:

	As of
Payment Due by Period	June 30, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	52,627	36,319
3-5 years	710,988	262,120
More than 5 years	555,000	680,000
Total	$1,318,615	$978,439
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$206,898	$105,485
Unfunded revolving loan commitments	125,114	73,762
Total unfunded commitments	$332,012	$179,247
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 72,902,981 and 50,906,262 shares were issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. The Company had 2,000,000 shares of preferred stock, par value $0.01 per share, which were fully issued and outstanding as of December 31, 2024. On March 27, 2025, all outstanding preferred shares were exchanged for common stock in connection with the CSL III Merger. As of June 30, 2025, there were no preferred shares outstanding.

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
The following table summarizes the shares of the Company’s common stock issued under the dividend reinvestment plan during the six months ended June 30, 2025:

	Shares Issued	Total Consideration
Six Months Ended June 30, 2025
January 17, 2025	50,728	$949
Total	50,728	$949
No shares of the Company’s common stock were issued under the dividend reinvestment plan during the six months ended June 30, 2024.
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
The following table summarizes the shares of the Company’s common stock issued under the ATM offering during the six months ended June 30, 2025:

	Shares Issued	Gross Proceeds	Net Proceeds(1)
Six Months Ended June 30, 2025
March 28, 2025	6,075	$102	$101
Total	6,075	$102	$101
(1)Represents the proceeds received after deducting the Placement Agents’ commissions and offering related expenses.
No shares of the Company’s common stock were issued under the ATM program during the six months ended June 30, 2024.
Company Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2025, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through June 30, 2025, the Company has repurchased 11,773,718 shares of the

Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the three and six months ended June 30, 2025 and 2024, there were no share repurchases. No shares were issued during the three months ended June 30, 2025. There were 21,996,719 shares of common stock issued for $366,888 during the six months ended June 30, 2025. No shares were issued during the three and six months ended June 30, 2024.
The following tables summarize capital activity during the three and six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2025	72,902,981	$729	$1,380,976	$(1,633)	$66,312	$(204,687)	$(29,308)	$1,212,389
Net investment income (loss)	—	—	—	—	28,250	—	—	28,250
Net realized gain (loss)	—	—	—	—	—	(2,599)	—	(2,599)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(11,021)	(11,021)
Dividends declared on common stock and preferred stock	—	—	—	—	(29,161)	—	—	(29,161)
Balance, June 30, 2025	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	49,879	—	—	49,879
Net realized gain (loss)	—	—	—	—	—	—	—	(21,940)	—	(21,940)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	745	745
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(52,918)	—	—	(52,918)
Balance, June 30, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858

The following tables summarize capital activity during the three and six months ended June 30, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, April 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$65,756	$(168,300)	$(45,192)	$916,820
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Net investment income (loss)	—	—	—	—	—	—	26,873	—	—	26,873
Net realized gain (loss)	—	—	—	—	—	—	—	4,241	—	4,241
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	(12,368)	(12,368)
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(24,749)	—	—	(24,749)
Balance, June 30, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Net investment income (loss)	—	—	—	—	—	—	55,322	—	—	55,322
Net realized gain (loss)	—	—	—	—	—	—	—	(14,305)	—	(14,305)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	6,993	6,993
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(50,005)	—	—	(50,005)
Balance, June 30, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817
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
Basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$14,630	$14,630	$17,871	$18,746
Weighted-average common shares outstanding	72,902,981	72,902,981	50,794,941	56,365,822
Basic and diluted earnings per share	$0.20	$0.20	$0.35	$0.33

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$27,858	$28,684	$46,260	$48,010
Weighted-average common shares outstanding	62,475,544	65,168,847	50,794,941	56,365,822
Basic and diluted earnings per share	$0.45	$0.44	$0.91	$0.85
The following table summarizes updates to the Company’s dividend policy as of June 30, 2025. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Common Share Data:
Net asset value per common share, beginning of period	$16.80	$16.99
Net investment income (loss)(1)	0.79	1.05
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.34)	(0.14)
Net increase (decrease) in net assets resulting from operations	0.45	0.91
Dividends declared(2)	(0.85)	(0.95)
Accretion due to issuance of common stock(3)	0.03	—
Net asset value per common share, end of period	$16.43	$16.95
Market price per common share, end of period	$13.68	$17.74
Number of common shares outstanding, end of period	72,902,981	50,794,941
Total return based on net asset value(4)	3.27%	5.61%
Total return based on market price(5)	(19.43)%	25.53%
Net assets attributable to Common Stockholders, end of period	$1,197,858	$860,817
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	5.69%	6.20%
Expenses after incentive fees	6.64%	7.52%
Net investment income (loss)	4.58%	6.41%
Interest expense and credit facility fees	3.71%	3.99%
Ratios/Supplemental Data:
Asset coverage, end of period	190.84%	189.55%
Portfolio turnover	32.98%	9.80%
Weighted-average common shares outstanding	62,475,544	50,794,941
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

13. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of June 30, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
14. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the six months ended June 30, 2025 and 2024 was as follows:

	Six Months Ended June 30,
	2025	2024
Ordinary income	$52,918	$50,005
Tax return of capital	$—	$—
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
On July 29, 2025, the Board of Directors declared a quarterly common stock dividend of $0.40 per share, which is payable on October 17, 2025 to common stockholders of record on September 30, 2025.

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in this report and in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2024 (our “2024 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” set forth in this report and in Part I, Item 1A of our 2024 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by our Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”) and a subsidiary of Carlyle. We benefit from our Investment Adviser’s investment team of over 195 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including our Investment Adviser and its affiliates.
Second Quarter 2025 Highlights
Quarterly Results
•Net investment income was $28.3 million or $0.39 per common share.
•Adjusted for the financial impact of the purchase premium attributed to the CSL III Merger and purchase discount attributed to the Credit Fund II Purchase, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.39. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares were $29.2 million, or $0.40 per share.
•Net investment income for the three months ended June 30, 2025 increased from the comparable period in the prior year, primarily due to a higher average outstanding investment balance due to net origination activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025. This was partially offset by lower yields on investments.
•The NAV per common share decreased to $16.43 as of June 30, 2025 from $16.63 as of March 31, 2025.
Portfolio and Investment Activity
•As of June 30, 2025, we held 202 investments across 148 portfolio companies and 28 industries for a total fair value of $2.3 billion.
•During the three months ended June 30, 2025, our investment balance increased from $2.2 billion to $2.3 billion driven by net origination activity.
•As of June 30, 2025, non-accrual investments represented 3.0% and 2.1% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•Total liquidity as of June 30, 2025 was $613.1 million in cash and undrawn debt capacity.
Recent Developments
•On July 10, 2025, we increased the total commitments under the Credit Facility by $25 million, resulting in total commitments increasing to $960 million.
•On July 29, 2025, we declared common stock dividends of $0.40 per share to be paid on October 17, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended June 30, 2025, we recorded basic earnings per common share of $0.20, declared a dividend of $0.40 per common share and earned $0.39 of net investment income per common share.

The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2025		March 31, 2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$14,630	$14,630	$13,228	$14,054
Weighted-average common shares outstanding	72,902,981	72,902,981	51,923,228	57,339,759
Earnings per share	$0.20	$0.20	$0.25	$0.25
For the three months ended June 30, 2025 and March 31, 2025, we declared dividends per common share of $0.40 and $0.45, respectively. As of June 30, 2025 and December 31, 2024, our NAV per share was $16.43 and $16.80, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	June 30, 2025	March 31, 2025
Total investment income	$67,281	$54,864
Total expenses (including excise tax expense)	39,031	33,235
Net investment income	$28,250	$21,629
Preferred stock dividend	—	826
Net investment income, net of the preferred stock dividend	$28,250	$20,803
Weighted-average common shares outstanding	72,902,981	51,923,228
Net investment income per common share	$0.39	$0.40

Adjusted Net Investment Income and Adjusted Net Income
On a supplemental basis, we are disclosing Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income and Adjusted Net Income Per Common Share each of which is calculated and presented on a basis other than in accordance with GAAP (“non-GAAP”). We use these non-GAAP financial measures internally to analyze and evaluate financial results and performance, and we believe these non-GAAP financial measures are useful to investors as an additional tool to evaluate our ongoing results and trends and to review our performance without giving effect to (i) the amortization/accretion resulting from the new cost basis of the investments acquired and accounted for under the acquisition method of accounting in accordance with ASC 805 and (ii) the one-time purchase or non-recurring investment income and expense events, including the effects on incentive fees. The presentation of these non-GAAP measures is not intended to be a substitute for financial results prepared in accordance with GAAP and should not be considered in isolation.
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

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	June 30, 2025	March 31, 2025
Net investment income, net of the preferred stock dividend	$28,250	$20,803
Amortization of premium/discount on acquired assets(1)	(114)	321
Adjusted Net Investment Income	$28,136	$21,124

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$14,630	$13,228
Amortization of premium/discount on acquired assets(1)	(114)	321
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	114	(321)
Adjusted Net Income	$14,630	$13,228

Net Investment Income Per Share	$0.39	$0.40
Amortization of premium/discount on acquired assets(1)	(0.00)	0.01
Adjusted Net Investment Income Per Common Share	$0.39	$0.41

Net Income Per Share	$0.20	$0.25
Amortization of premium/discount on acquired assets(1)	(0.00)	0.01
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	0.00	(0.01)
Adjusted Net Income Per Common Share	$0.20	$0.25

Weighted-average common shares outstanding	72,902,981	51,923,228
(1)This adjustment represents the difference between GAAP amortization under the asset acquisition method of accounting, in accordance with ASC 850 and management’s non-GAAP measure of amortization related to assets acquired in connection with the CSL III Merger on March 27, 2025, and the Credit Fund II Purchase on February 11, 2025. This adjustment reflects management’s view of the economic yield on the acquired assets and is consistent with the internal evaluation of performance.

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	158	7	35	2	202
Investments, at amortized cost	$2,030,352	$95,154	$110,438	$130,501	$2,366,445
Investments, at fair value	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Percentage of total investments at fair value	85.6%	3.9%	5.4%	5.1%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.5%	10.6%
Second Lien Debt(1)	13.0%	13.6%
Total Debt and Income Producing Investments(1)(2)	10.9%	11.1%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.6% as of June 30, 2025.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund, as well as income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2025 were as follows:

As of
Geography—% of Fair Value	June 30, 2025
Australia	0.2%
Canada	3.8
France	1.1
Ireland	0.3
Italy	0.9
Luxembourg	2.0
Netherlands	0.1
Spain	0.3
Sweden	0.0
United Kingdom	3.7
United States	87.6
Total	100.0%
The industry composition of investments at fair value as of June 30, 2025 were as follows:

As of
Industry—% of Fair Value	June 30, 2025
Aerospace & Defense	1.7%
Auto Aftermarket & Services	2.2
Beverage & Food	0.5
Business Services	9.4
Capital Equipment	4.2

As of
Industry—% of Fair Value	June 30, 2025
Chemicals, Plastics & Rubber	1.4%
Construction & Building	3.4
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.6
Consumer Services	8.1
Containers, Packaging & Glass	3.4
Diversified Financial Services	9.1
Energy: Electricity	0.5
Energy: Oil & Gas	0.6
Environmental Industries	3.3
Healthcare & Pharmaceuticals	15.3
High Tech Industries	6.6
Investment Funds	5.1
Leisure Products & Services	3.9
Media: Advertising, Printing & Publishing	0.0
Media: Diversified & Production	1.6
Retail	0.9
Software	12.8
Sovereign & Public Finance	0.3
Telecommunications	2.5
Transportation: Cargo	0.6
Utilities: Water	0.4
Wholesale	1.4
Total	100.0%

Our investment activity for the three months ended June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
June 30, 2025
Investments:
Total investments, beginning of period	$2,273,998
New investments purchased	376,934
Net accretion of discount on investments	3,221
Net realized gain (loss) on investments	(357)
Investments sold or repaid	(287,351)
Total Investments, end of period	$2,366,445
Principal amount of investments funded:
First Lien Debt	$372,335
Second Lien Debt	1,056
Equity Investments(1)	2,344
Total	$375,735
Principal amount of investments sold or repaid:
First Lien Debt	$(250,213)
Second Lien Debt	(38,090)
Equity Investments(1)	(11)
Total	$(288,314)
Number of new investment commitments(2)(3)	27
Average new investment commitment amount	$16,066

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended June 30, 2025, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
As part of the monitoring process, our Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our first lien and second lien debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each first lien and second lien debt investment in our portfolio.

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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$380	0.0%
Internal Risk Rating 2	1,872,385	89.7	1,258,072	87.4
Internal Risk Rating 3	169,350	8.1	172,840	12.0
Internal Risk Rating 4	46,362	2.2	7,756	0.5
Internal Risk Rating 5	186	0.0	1,116	0.1
Total	$2,088,283	100.0%	$1,440,164	100.0%
As of June 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of June 30, 2025 and December 31, 2024, five and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	196	$2,286,892	97.9%	185	$1,793,150	99.4%
Non-accrual(1)	6	48,069	2.1	4	10,393	0.6
Total	202	$2,334,961	100.0%	189	$1,803,543	100.0%
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

	Outstanding Principal Balance as of
	June 30, 2025	December 31, 2024
Secured Debt
Credit Facility	$378,615	$213,439
CSL III SPV Credit Facility	175,000	—
Unsecured Debt
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,318,615	$978,439
Weighted average interest rate	6.34%	6.65%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, we increased the total commitments under the Credit Facility by $25,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of June 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
June 30, 2025	$935,000	$378,615	$556,385	$523,375	5.54%
December 31, 2024	$790,000	$213,439	$576,561	$509,121	6.18%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
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
The CSL III SPV Credit Facility consisted of the following as of June 30, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
June 30, 2025	$250,000	$175,000	$75,000	$40,483	7.14%
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
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
The following table details the carrying value of our 2028 Notes and 2030 Notes as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
2028 Notes	$85,000	$85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(7,733)	(8,572)
Effective interest rate swap hedge	759	(6,700)
Total carrying value	$378,026	$369,728
Weighted average interest rate	6.91%	6.95%
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,123)	(2,218)
Total Carrying Value				$377,877	$377,782
Weighted average interest rate				6.19%	6.59%
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
Since inception of Credit Fund and through June 30, 2025, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund was $130,501 and $120,164, respectively, as of June 30, 2025 and $193,001 and $182,636, respectively, as of December 31, 2024.
Our share of the dividends declared by Credit Fund was $5,000 for the three months ended June 30, 2025 and $5,500 for the three months ended March 31, 2025. As of June 30, 2025 and March 31, 2025, our annualized dividend yield from Credit Fund was 15.3% and 11.7%, respectively. Below is a summary of Credit Fund’s portfolio as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Senior secured loans(1)	$737,059	$547,672
Weighted average yields of senior secured loans based on amortized cost(2)	9.9%	10.3%
Weighted average yields of senior secured loans based on fair value(2)	10.0%	10.5%
Number of portfolio companies in Credit Fund	40	33
Average amount per portfolio company(1)	$18,426	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$7,631	$4,787
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$15,308	$39,712
Percentage of portfolio with PIK provisions(4)	2.1%	7.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2025 and December 31, 2024. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended June 30, 2025 and March 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2025 and March 31, 2025:

	Three Months Ended		Change
	June 30, 2025	March 31, 2025	$
Investment income:
Interest income	$55,641	$41,980	$13,661
PIK income	5,189	5,379	(190)
Dividend income	5,000	6,554	(1,554)
Other income	1,451	951	500
Total investment income	67,281	54,864	12,417
Expenses:
Base management fees	8,665	7,609	1,056
Incentive fees	5,934	4,400	1,534
Professional fees	1,015	715	300
Administrative service fees	498	406	92
Interest expense and credit facility fees	21,727	18,603	3,124
Directors’ fees and expenses	188	148	40
Other general and administrative	624	678	(54)
Excise tax expense	380	676	(296)
Total expenses	39,031	33,235	5,796
Net investment income (loss)	28,250	21,629	6,621
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(357)	(21,529)	21,172
Net realized currency gain (loss) on non-investment assets and liabilities	229	(596)	825
Net realized gain (loss) on forward currency contracts	(2,471)	2,784	(5,255)
Net change in unrealized appreciation (depreciation) on investments	(3,112)	16,297	(19,409)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(9,404)	(1,339)	(8,065)
Net change in unrealized gain (loss) on forward currency contracts	1,495	(3,192)	4,687
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(13,620)	(7,575)	(6,045)
Net increase (decrease) in net assets resulting from operations	$14,630	$14,054	$576
Investment Income
The increase in investment income for the three months ended June 30, 2025, as compared to the three months ended March 31, 2025, was primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase. As of June 30, 2025, the size of our portfolio increased to $2,366,445 from $2,273,998 as of March 31, 2025, at amortized cost. As of both June 30, 2025 and March 31, 2025, the weighted average yield of our total debt and income producing investments was 10.9%, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025 and March 31, 2025, six and five of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $48,069 and $36,622, which represented approximately 2.1% and 1.6% of total investments at fair value as of June 30, 2025 and March 31, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and March 31, 2025.
The increase in other income for the three months ended June 30, 2025, compared to the three months ended March 31, 2025, was primarily driven by an increase in amendment fees.
Expenses
The increase in interest expense and credit facility fees was primarily driven by higher outstanding borrowings during the three months ended June 30, 2025, resulting from liabilities assumed in connection with the CSL III Merger.
The increase in base management fees was driven by higher average gross assets as a result of the assets acquired in the CSL III Merger and the Credit Fund II Purchase for the three months ended June 30, 2025 compared to the three months ended March 31, 2025.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended June 30, 2025 compared to the three months ended March 31, 2025.
For the three months ended June 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2025 and March 31, 2025 were as follows:

	Three Months Ended
	June 30, 2025	March 31, 2025
Realized gains on investments	$121	$944
Number of investments with realized gains	13	12
Realized losses on investments	$(478)	$(22,473)
Number of investments with realized losses	8	4
Change in unrealized appreciation on investments	$20,411	$37,184
Number of investments with unrealized appreciation	85	62
Change in unrealized depreciation on investments	$(23,523)	$(20,887)
Number of investments with unrealized depreciation	99	126
During the three months ended June 30, 2025, we recognized a realized net loss related to sale transactions with Credit Fund. During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., from debt to equity and the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three and six months ended June 30, 2025 and June 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2025	2024	$	2025	2024	$
Investment income:
Interest income	$55,641	$42,949	$12,692	$97,621	$89,391	$8,230
PIK income	5,189	5,761	(572)	10,568	11,268	(700)
Dividend income	5,000	8,781	(3,781)	11,554	17,057	(5,503)
Other income	1,451	773	678	2,402	2,555	(153)
Total investment income	67,281	58,264	9,017	122,145	120,271	1,874
Expenses:
Base management fees	8,665	6,677	1,988	16,274	13,565	2,709
Incentive fees	5,934	5,524	410	10,334	11,391	(1,057)
Professional fees	1,015	728	287	1,730	1,473	257
Administrative service fees	498	312	186	904	813	91
Interest expense and credit facility fees	21,727	16,616	5,111	40,330	34,479	5,851
Directors’ fees and expenses	188	159	29	336	310	26
Other general and administrative	624	398	226	1,302	1,111	191
Excise tax expense	380	977	(597)	1,056	1,807	(751)
Total expenses	39,031	31,391	7,640	72,266	64,949	7,317
Net investment income (loss)	28,250	26,873	1,377	49,879	55,322	(5,443)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(357)	4,198	(4,555)	(21,886)	(14,988)	(6,898)
Net realized currency gain (loss) on non-investment assets and liabilities	229	43	186	(367)	683	(1,050)
Net realized gain (loss) on forward currency contracts	(2,471)	—	(2,471)	313	—	313
Net change in unrealized appreciation (depreciation) on investments	(3,112)	(12,487)	9,375	13,185	5,845	7,340
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(9,404)	119	(9,523)	(10,743)	1,148	(11,891)
Net change in unrealized gain (loss) on forward currency contracts	1,495	—	1,495	(1,697)	—	(1,697)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(13,620)	(8,127)	(5,493)	(21,195)	(7,312)	(13,883)
Net increase (decrease) in net assets resulting from operations	$14,630	$18,746	$(4,116)	$28,684	$48,010	$(19,326)
Investment Income
The increase in investment income for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase. As of June 30, 2025, the size of our portfolio increased to $2,366,445 from $1,783,219 as of June 30, 2024, at amortized cost. As of June 30, 2025 and June 30, 2024, the weighted average yield of our total debt and income producing investments was 10.9% and 12.7%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025 and June 30, 2024, six and three of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $48,069 and $30,209, which represented approximately 2.1% and 1.8% of total investments at fair value as of June 30, 2025 and June 30, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2025 and June 30, 2024.
The decrease in dividend income for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was primarily driven by a decrease in dividend income from Credit Fund II due to the Credit Fund II Purchase.
The increase in other income for the three months ended June 30, 2025, compared to three months ended June 30, 2024, is due to higher prepayment and undrawn commitment fees. The decrease in other income for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was driven by lower amendment fees partially offset by higher prepayment and undrawn commitment fees.
Expenses
The increase in interest expense and credit facility fees for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, was primarily driven by a higher average principal balance during the three and six months ended June 30, 2025, resulting from liabilities assumed in connection with the CSL III Merger.
The increase in base management fees for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was driven by a higher average gross assets as a result of the assets acquired in the CSL III Merger and the Credit Fund II Purchase for the three months ended June 30, 2025.
The change in incentive fees for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024, is driven by changes in pre-incentive fee net investment income.
For the three and six months ended June 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized gains on investments	$121	$5,118	$1,065	$20,170
Number of investments with realized gains	13	4	23	15
Realized losses on investments	$(478)	$(920)	$(22,951)	$(35,158)
Number of investments with realized losses	8	2	10	5
Change in unrealized appreciation on investments	$20,411	$12,092	$52,793	$51,666
Number of investments with unrealized appreciation	85	67	81	91
Change in unrealized depreciation on investments	$(23,523)	$(24,579)	$(39,608)	$(45,821)
Number of investments with unrealized depreciation	99	97	124	91

During the six months ended June 30, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. from debt to equity and the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase. During the six months ended June 30, 2024, we recognized a realized loss after the write-off of our investment in American Physician Partners, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of June 30, 2025, we had $1,318,615 of outstanding consolidated indebtedness under the Credit Facilities, the 2015-1N Debt, the 2028 Notes, and the 2030 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2025, we had $613,076 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of June 30, 2025 and December 31, 2024, the statutory debt to equity ratio was 1.10x and 1.20x, respectively. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	June 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$49,218	$56,575
Available borrowings under Credit Facilities	563,858	509,121
Total Liquidity	$613,076	$565,696

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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of June 30, 2025 and the audited consolidated financial statements as of December 31, 2024 for any such exposure.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2025 and December 31, 2024:

	Par/Principal Amount as of
	June 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$206,898	$105,485
Unfunded revolving commitments	125,114	73,762
Total unfunded commitments	$332,012	$179,247
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Six Months Ended
June 30, 2025
Cash flows provided by (used in) operating activities	$(85,123)
Cash flows provided by (used in) financing activities	77,766
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,357)
During the six months ended June 30, 2025, we paid $702,640 related to cost of investments purchased and received $532,208 in proceeds from sales and repayments on our investments. During the six months ended June 30, 2025, we had net borrowings of $123,456 on our Credit Facilities.
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
As of June 30, 2025 and December 31, 2024, the Company had total senior securities of $1,318,615 and $1,028,439, respectively, consisting of secured borrowings under the Credit Facility, the CSL III SPV Credit Facility, the 2028 Notes, the 2030 Notes, the 2015-1N Debt, and the Preferred Stock, and had asset coverage ratios of 190.8% and 183.2%, respectively. For the purposes of the asset coverage ratio as of December 31, 2024, the Preferred Stock is classified as a senior security.

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
Interest Rate Risk
As of June 30, 2025, on a fair value basis, approximately 99.4% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. Commencing on the effective date of August 18, 2025, the 2030 Notes, which bear a fixed rate, will be hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of June 30, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2025 and December 31, 2024 and based on the terms of our Credit Facilities and notes payable. Interest expense on our Credit Facilities and notes payable is calculated using the stated interest rate as of June 30, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of June 30, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$62,082	$(30,558)	$31,524	$43,916	$(20,353)	$23,563
Up 200 basis points	$41,388	$(20,372)	$21,016	$29,277	$(13,569)	$15,708
Up 100 basis points	$20,694	$(10,186)	$10,508	$14,639	$(6,784)	$7,855
Down 100 basis points	$(20,694)	$10,186	$(10,508)	$(14,639)	$6,784	$(7,855)
Down 200 basis points	$(41,201)	$20,289	$(20,912)	$(29,261)	$13,569	$(15,692)
Down 300 basis points	$(60,644)	$29,395	$(31,249)	$(43,622)	$20,331	$(23,291)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2025 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	—	$—	—	$42,263
May 1, 2025 through May 31, 2025	—	$—	—	$42,263
June 1, 2025 through June 30, 2025	—	$—	—	$42,263
Total	—		—
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

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Senior Secured Revolving Credit Facility Commitment Increase Agreement, dated July 10, 2025, among Carlyle Secured Lending, Inc. (the “Borrower”), the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for said Lenders.*

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

CARLYLE SECURED LENDING, INC.

Dated: August 5, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)