Form 10-Q
period 2025-09-30
Carlyle Secured Lending, Inc.
filed 2025-11-04
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 3, 2025 was 72,902,981.

CARLYLE SECURED LENDING, INC.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,216,184 and $1,510,256, respectively)	$2,200,482	$1,485,049
Investments—non-controlled/affiliated, at fair value (amortized cost of $95,506 and $66,859, respectively)	101,931	71,861
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $271,097, respectively)	120,217	246,633
Total investments, at fair value (amortized cost of $2,442,191 and $1,848,212, respectively)	2,422,630	1,803,543
Cash, cash equivalents and restricted cash	52,268	56,575
Receivable for investments sold	48,069	25,407
Interest and dividend receivable	24,511	32,436
Derivative assets, at fair value (Note 7)	901	1,863
Prepaid expenses and other assets	9,547	6,169
Total assets	$2,557,926	$1,925,993
LIABILITIES
Debt and secured borrowings (Note 8)	$1,306,757	$960,949
Payable for investments purchased	368	1,353
Interest and credit facility fees payable (Note 8)	11,515	10,853
Dividend payable (Note 10)	29,161	22,908
Base management and incentive fees payable (Note 4)	14,751	11,908
Administrative service fees payable (Note 4)	840	885
Derivative liabilities, at fair value (Note 7)	500	6,875
Other accrued expenses and liabilities	1,434	5,058
Total liabilities	1,365,326	1,020,789
Commitments and contingencies (Notes 9 and 13)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 0 and 2,000,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 72,902,981 and 50,906,262 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	729	509
Paid-in capital in excess of par value	1,380,976	1,014,308
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(187,472)	(157,980)
Total net assets	$1,192,600	$905,204
NET ASSETS PER COMMON SHARE	$16.36	$16.80
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$51,912	$40,116	$147,309	$125,064
PIK income	5,864	5,033	15,920	15,609
Other income	1,713	1,037	4,111	3,588
Total investment income from non-controlled/non-affiliated investments	59,489	46,186	167,340	144,261
From non-controlled/affiliated investments:
Interest income	1,418	1,501	3,642	5,944
PIK income	600	—	1,112	692
Other income	2	2	6	6
Total investment income from non-controlled/affiliated investments	2,020	1,503	4,760	6,642
From controlled/affiliated investments:
Dividend income	5,000	8,276	16,554	25,333
Total investment income from controlled/affiliated investments	5,000	8,276	16,554	25,333
Total investment income	66,509	55,965	188,654	176,236
Expenses:
Base management fees (Note 4)	9,139	6,590	25,413	20,155
Incentive fees (Note 4)	5,612	5,101	15,946	16,492
Professional fees	778	727	2,508	2,200
Administrative service fees (Note 4)	512	337	1,416	1,150
Interest expense and credit facility fees (Note 8)	22,306	16,882	62,636	51,361
Directors’ fees and expenses	191	147	527	457
Other general and administrative	632	547	1,934	1,658
Total expenses	39,170	30,331	110,380	93,473
Net investment income (loss) before taxes	27,339	25,634	78,274	82,763
Excise tax expense	500	750	1,556	2,557
Net investment income (loss)	26,839	24,884	76,718	80,206
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(16,427)	(11,477)	(23,811)	(30,478)
Non-controlled/affiliated investments	—	—	—	4,013
Controlled/affiliated investments	—	—	(14,502)	—
Net realized currency gain (loss) on non-investment assets and liabilities	22	(593)	(345)	90
Net realized gain (loss) on forward currency contracts	—	—	313	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	9,644	11,954	9,505	25,922
Non-controlled/affiliated investments	2,226	1,127	1,423	(5,585)
Controlled/affiliated investments	53	(3,996)	14,180	(5,407)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,546	(2,288)	(9,197)	(1,140)
Net change in unrealized gain (loss) on forward currency contracts	—	—	(1,697)	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(2,936)	(5,273)	(24,131)	(12,585)
Net increase (decrease) in net assets resulting from operations	23,903	19,611	52,587	67,621

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Preferred stock dividend	—	875	826	2,625
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,903	$18,736	$51,761	$64,996
Basic and diluted earnings per common share (Note 10)
Basic	$0.33	$0.37	$0.78	$1.28
Diluted	$0.33	$0.35	$0.78	$1.20
Weighted average shares of common stock outstanding (Note 10)
Basic	72,902,981	50,838,569	65,989,552	50,809,590
Diluted	72,902,981	56,446,589	67,775,222	56,417,610
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$76,718	$80,206
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(38,345)	(26,375)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	14,214	13,790
Net increase (decrease) in net assets resulting from operations	52,587	67,621
Capital transactions:
Common stock issued, net of offering and underwriting costs	101	—
Preferred Stock Exchange	(50,000)	—
Common Stock issued - Preferred Stock Exchange	50,000	—
Common stock issued - CSL III Merger	315,838	—
Reinvestment of dividends	949	977
Dividends declared on preferred and common stock (Note 10)	(82,079)	(74,806)
Net increase (decrease) in net assets resulting from capital transactions	234,809	(73,829)
Net increase (decrease) in net assets	287,396	(6,208)
Net assets at beginning of period	905,204	912,812
Net assets at end of period	$1,192,600	$906,604
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$52,587	$67,621
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,287	2,747
Net accretion of discount on investments	(8,289)	(8,719)
Paid-in-kind interest	(19,565)	(17,674)
Net realized (gain) loss on investments	38,313	26,465
Net realized currency (gain) loss on non-investment assets and liabilities	345	(90)
Net change in unrealized (appreciation) depreciation on investments	(25,108)	(14,930)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	9,197	1,140
Net change in unrealized (gain) loss on forward currency contracts	1,697	—
Net change in unrealized (gain) loss on interest rate swaps	7,079	83
Cost of investments purchased and change in payable for investments purchased	(930,233)	(264,425)
Proceeds from sales and repayments of investments and change in receivable for investments sold	779,900	422,269
Cash acquired in CSL III Merger	37,751	—
Cash acquired in Credit Fund II Purchase	6	—
Changes in operating assets:
Interest and dividend receivable	18,571	3,199
Prepaid expenses and other assets	(752)	(1,253)
Changes in operating liabilities:
Interest and credit facility fees payable	(2,004)	(84)
Base management and incentive fees payable	1,430	(1,374)
Administrative service fees payable	(105)	(2,160)
Other accrued expenses and liabilities	(14,417)	2,579
Net cash provided by (used in) operating activities	(51,310)	215,394
Cash flows from financing activities:
Borrowings on Credit Facilities	702,891	226,567
Repayments of Credit Facilities	(580,769)	(290,448)
Repayments of 2015-1R Notes	—	(449,200)
Proceeds from issuance of 2015-1N Debt	—	380,000
Debt issuance costs paid	(343)	(1,839)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	101	—
Dividends paid in cash	(74,877)	(72,252)
Net cash provided by (used in) financing activities	47,003	(207,172)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,307)	8,222
Cash, cash equivalents and restricted cash, beginning of period	56,575	60,447
Cash, cash equivalents and restricted cash, end of period	$52,268	$68,669

	Nine Months Ended September 30,
	2025	2024
Supplemental disclosures:
Interest and credit facility fees paid during the period	$65,878	$48,790
Taxes, including excise tax, paid during the period	$2,726	$2,432
Dividends declared on preferred and common stock during the period	$82,079	$74,806
Dividends reinvested during the period	$949	$977

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$50,000	$—
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$483,736	$—
Interest receivable	7,909	—
Other assets	9,907	—
Total non-cash assets acquired	$501,552	$—
Liabilities assumed:
Debt	$206,000	$—
Interest payable	2,666	—
Incentive fee payable	1,413	—
Derivative liabilities, at fair value	812	—
Other liabilities	12,839	—
Total liabilities assumed	$223,730	$—
Issuance of common stock pursuant to CSL III Merger	$315,838	$—
Merger costs capitalized into purchase price	$1,650	$—

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$191,097	$—
Interest receivable	2,737	—
Total non-cash assets acquired	$193,834	$—
Liabilities assumed:
Other liabilities	$227	$—
Total liabilities assumed:	$227	$—
Consolidation of investments in Credit Fund II	$193,614	$—
Transaction costs capitalized into purchase price	$103	$—
(1)Refer to Note 15, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (82.9% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.76%	3/31/2025	3/31/2031	$20,289	$20,074	$20,160	1.69%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.16%	3/31/2025	12/31/2027	701	629	654	0.05
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.50%	6/5/2025	6/5/2031	3,313	3,246	3,279	0.27
ACR Group Borrower, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.25%	8.25%	7/29/2025	3/31/2028	1,050	986	1,033	0.09
ACR Group Borrower, LLC	(d)	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.75%	3/27/2025	3/31/2028	1,399	1,404	1,399	0.12
ADPD Holdings, LLC	(a)(d)	(2)(3)(11)	Consumer Services	SOFR	6.00%	10.26%	8/16/2022	8/15/2028	21,337	20,470	19,498	1.63
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.00%, 2.25% PIK	10.10%	12/17/2020	12/17/2027	15,724	15,597	15,704	1.32
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.48%	7/31/2025	7/31/2032	9,151	9,119	9,118	0.76
AI Grace AUS Bidco Pty LTD (Australia)	(b)(d)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.40%	12/5/2023	12/5/2029	4,571	4,503	4,540	0.38
Allied Benefit Systems Intermediate LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.42%	10/31/2023	10/31/2030	7,602	7,662	7,602	0.64
Alpine Acquisition Corp II	(a)(c)(d)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.98%	4/19/2022	11/30/2029	23,711	19,733	11,131	0.93
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.25%	12/17/2024	12/17/2032	7,387	7,210	7,164	0.60
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.73%	3/28/2025	8/10/2030	9,475	9,429	9,482	0.80
Apex Companies Holdings, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.48%	1/31/2023	1/31/2028	15,488	15,438	15,480	1.30
Applied Technical Services, LLC	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.25%	9.25%	4/8/2025	4/8/2031	18,407	18,186	18,274	1.53
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.25%	8.25%	7/26/2024	7/26/2031	1,409	1,397	1,419	0.12
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.75%	9.75%	9/30/2021	9/30/2028	28,579	28,597	28,487	2.39
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.82%	5/3/2024	7/2/2028	20,035	20,079	20,146	1.69
Athlete Buyer, LLC	(a)(b)(d)	(2)(3)(11)(15)	Construction & Building	SOFR	5.75%	9.75%	3/29/2024	4/26/2029	14,761	14,450	12,169	1.02
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	9.08%	12/15/2022	12/12/2029	5,233	5,146	5,239	0.44
Auditboard, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	4.75%	8.75%	7/12/2024	7/12/2031	9,000	8,889	8,930	0.75
Aurora Lux FinCo S.Á.R.L. (Luxembourg)	(a)(c)	(2)(3)(7)(11)	Software	SOFR	6.00%	10.00%	12/24/2019	12/24/2026	38,543	38,272	38,544	3.23
Azurite Intermediate Holdings, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	6.00%	10.16%	3/19/2024	3/19/2031	7,870	7,899	7,958	0.67

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bamboo Health Holdings, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.92%	5/6/2021	5/6/2028	$28,361	$28,157	$28,381	2.38%
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.32%	5/7/2025	5/7/2030	16,637	16,281	16,409	1.38
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.25%	5/31/2023	5/31/2026	4,873	4,873	4,873	0.41
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.25%	5/31/2023	5/31/2026	13,775	13,775	13,775	1.16
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	10.98%	5/31/2023	5/31/2026	—	—	—	—
Bianalisi S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	7.95%	2/26/2025	2/26/2032	€14,415	15,119	16,517	1.38
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.25% PIK	10.63%	6/4/2024	6/4/2031	€6,692	7,085	7,641	0.64
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.25% PIK	10.28%	7/17/2025	6/4/2031	€458	531	523	0.04
Big Bus Tours Group Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.25% PIK	12.66%	6/4/2024	6/4/2031	565	533	529	0.04
Big Bus Tours Group Limited (United Kingdom)	(b)(d)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.25% PIK	12.66%	6/4/2024	6/4/2031	10,821	10,553	10,524	0.88
Bingo Group Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	9.04%	7/10/2024	7/10/2031	6,884	6,849	6,884	0.58
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.25%	7/2/2024	6/30/2031	€6,344	6,810	7,268	0.61
BlueCat Networks, Inc. (Canada)	(a)(b)(d)	(2)(3)(7)	High Tech Industries	SOFR	5.00%, 1.00% PIK	10.06%	8/8/2022	8/8/2028	19,406	19,240	18,950	1.59
BMS Holdings III Corp.	(b)(c)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.50%	9/30/2019	9/30/2026	7,848	7,759	7,340	0.62
Bradyifs Holdings, LLC	(a)(d)	(2)(3)(15)	Wholesale	SOFR	5.00%	9.31%	10/31/2023	10/31/2029	133	129	133	0.01
Celerion Buyer, Inc.	(a)(b)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.25%	11/3/2022	11/3/2029	9,065	9,031	9,118	0.76
CircusTrix Holdings, LLC	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.50%	10.66%	7/18/2023	7/14/2028	13,925	13,697	13,988	1.17
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.31%	4/22/2025	4/22/2032	36,352	35,974	36,193	3.03
Comar Holding Company, LLC	(a)(c)	(2)(3)(11)	Containers, Packaging & Glass	SOFR	2.00%, 4.75% PIK	10.78%	6/18/2018	6/18/2026	41,284	40,798	30,759	2.58
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.77%	7/30/2023	7/30/2028	2,351	2,346	2,375	0.20
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	10.23%	5/22/2024	5/22/2029	26,511	26,207	26,181	2.20
Cority Software Inc. (Canada)	(a)(b)(c)	(2)(3)(7)(15)	Software	SOFR	4.75%	9.04%	7/2/2019	7/2/2026	24,798	24,755	24,792	2.08

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cornerstone Building Brands, Inc.	(a)(d)	(2)(3)	Construction & Building	SOFR	5.63%	9.78%	1/29/2025	8/1/2028	$7,896	$7,533	$7,567	0.63%
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.65%	2/18/2025	5/15/2031	3,136	2,849	2,846	0.24
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.50%	9.81%	2/27/2023	2/28/2030	10,663	10,521	10,725	0.90
CST Holding Company	(a)(d)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	9.16%	11/1/2022	11/1/2028	—	(23)	5	0.00
Dance Midco S.a.r.l. (United Kingdom)	(a)(d)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.02%	10/25/2024	10/25/2031	€10,822	11,445	12,544	1.05
DCA Investment Holding LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.41%	3/11/2021	4/3/2028	14,032	13,954	13,257	1.11
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.73%	9/12/2025	9/12/2032	45,580	45,085	45,081	3.78
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.48%	8/26/2025	8/26/2032	—	(14)	(14)	0.00
Denali Midco 2, LLC	(a)(b)(d)	(2)(3)	Consumer Services	SOFR	5.25%	9.41%	9/15/2022	12/22/2028	16,881	16,751	16,796	1.41
Diligent Corporation	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	9.20%	8/4/2020	8/4/2030	7,936	7,994	7,985	0.67
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.50%	4/17/2025	4/17/2032	—	(22)	17	0.00
Dwyer Instruments, Inc.	(a)(b)(c)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	4.75%	8.75%	7/21/2021	7/21/2029	23,595	23,523	23,595	1.98
Einstein Parent, Inc.	(a)(d)	(2)(3)(15)	Software	SOFR	6.50%	10.83%	1/22/2025	1/22/2031	30,371	29,652	29,589	2.48
Eliassen Group, LLC	(a)(b)(d)	(2)(3)	Business Services	SOFR	5.75%	9.77%	4/14/2022	4/14/2028	10,739	10,634	10,448	0.88
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.98%	5/14/2025	9/14/2030	37,633	37,256	37,811	3.17
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.48%	9/2/2025	9/2/2032	1,984	1,944	1,944	0.16
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.50%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£602	680	698	0.06
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.57%, 4.44% PIK	11.98%	4/16/2025	4/16/2031	£4,082	5,220	5,353	0.45
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.75%	3/25/2025	3/25/2032	21,607	21,209	21,451	1.80
Essential Services Holding Corporation	(a)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.32%	6/17/2024	6/17/2031	1,554	1,547	1,549	0.13
Excel Fitness Holdings, Inc.	(a)(d)	(2)(3)(15)	Leisure Products & Services	SOFR	5.50%	9.50%	5/13/2024	4/29/2029	3,252	3,243	3,252	0.27
Excel Fitness Holdings, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.25%	9.25%	4/29/2022	4/29/2029	10,157	10,064	10,157	0.85
Excelitas Technologies Corp.	(a)(d)	(2)	Capital Equipment	EURIBOR	5.25%	7.16%	8/12/2022	8/12/2029	€3,382	3,580	3,971	0.33
Excelitas Technologies Corp.	(a)(b)(d)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.41%	8/12/2022	8/12/2029	10,556	10,511	10,556	0.89
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.75%	6.68%	8/15/2025	8/15/2032	€1,968	2,297	2,304	0.19

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.73%	8/15/2025	8/15/2032	$8,408	$8,386	$8,385	0.70%
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	36	34	36	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	88	88	88	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.23%	8/8/2025	8/8/2031	6,531	6,439	6,437	0.54
Galileo Parent, Inc.	(a)(b)(d)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.75%	11/26/2024	5/3/2030	35,148	35,125	35,383	2.97
Generator US Buyer, Inc.	(a)(d)	(2)(3)(7)	Energy: Electricity	SOFR	5.25%	9.25%	10/1/2024	7/22/2030	2,277	2,251	2,260	0.19
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	6.25%	10.25%	3/1/2021	9/1/2028	32,796	32,368	32,796	2.75
GS AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	5.25%	9.25%	3/26/2024	5/25/2028	5,549	5,579	5,549	0.47
Guidehouse LLP	(a)(d)	(2)(3)	Sovereign & Public Finance	SOFR	3.00%, 2.00% PIK	9.16%	9/30/2022	12/16/2030	6,145	6,184	6,145	0.52
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.03%	5/14/2025	5/14/2031	€9,781	10,593	11,242	0.94
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)	Diversified Financial Services	SONIA	5.16%, 3.18% PIK	12.32%	2/28/2022	2/28/2029	£6,101	8,014	8,262	0.69
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	0.16%, 8.68% PIK	12.82%	2/28/2022	2/28/2029	£16,456	21,558	22,226	1.86
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	10.01%	12/15/2020	12/15/2026	7,249	7,228	7,029	0.59
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.75%	2/10/2022	12/15/2026	10,041	10,013	9,725	0.82
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.75%	12/14/2020	12/14/2028	17,803	17,651	17,803	1.49
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.48%	8/6/2025	8/6/2032	—	(10)	(10)	0.00
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.95%	4/16/2025	4/16/2032	€13,445	14,827	15,251	1.28
Hoosier Intermediate, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.21%	11/15/2021	11/15/2028	15,906	15,790	15,906	1.33
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.45%	6/2/2022	6/2/2029	9,488	9,527	9,426	0.79
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.56%	3/12/2024	6/2/2029	752	748	752	0.06
Icefall Parent, Inc.	(a)(b)(d)	(2)(3)(15)	Software	SOFR	4.50%	8.81%	1/26/2024	1/26/2030	10,088	9,956	10,143	0.85
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	10.07%	8/18/2022	8/18/2028	28,157	27,911	27,598	2.31
IG Investments Holdings, LLC	(a)(d)	(2)(3)(15)	Business Services	SOFR	5.00%	9.31%	11/1/2024	9/22/2028	4,410	4,417	4,396	0.37
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.03%	5/28/2021	5/28/2027	€8,599	10,301	10,097	0.85
IQN Holding Corp.	(a)(d)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.75%	5/2/2022	5/2/2029	11,649	11,606	11,555	0.97
iRobot Corporation	(a)	(2)(3)(7)(8)(11)	Consumer Goods: Durable	SOFR	6.50%, 2.50% PIK	12.98%	7/25/2023	7/31/2026	8,959	8,471	4,202	0.35
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.98%	12/22/2021	12/31/2029	7,726	7,306	7,726	0.65

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.48%	6/27/2025	7/23/2031	$—	$(102)	$78	0.01%
LDS Intermediate Holdings, L.L.C.	(a)(d)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	9.16%	2/7/2025	2/7/2032	5,964	5,764	5,909	0.50
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	13.06%	10/18/2019	3/31/2027	4,308	4,298	3,798	0.32
Material Holdings, LLC	(a)(c)	(2)(3)(11)(15)	Business Services	SOFR	2.92%, 3.08% PIK	10.00%	8/19/2021	8/19/2027	14,582	14,585	11,432	0.96
Material Holdings, LLC	(a)(c)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.98%	8/19/2021	8/19/2027	3,655	1,101	—	—
Material Holdings, LLC	(a)(c)	(2)(3)(11)(15)	Business Services	SOFR	6.00%	9.98%	6/25/2025	8/19/2027	—	—	—	—
Medical Manufacturing Technologies, LLC	(a)(b)(c)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	12/23/2021	12/23/2027	42,670	42,242	42,664	3.58
Merative L.P.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.73%	9/30/2025	9/30/2032	41,176	40,926	40,926	3.43
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.75% PIK	9.25%	4/30/2025	4/30/2032	11,859	11,735	11,876	1.00
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.75%	9.03%	6/2/2025	6/2/2032	23,084	22,728	22,709	1.90
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.48%	9/3/2025	9/1/2030	148	148	148	0.01
NEFCO Holding Company LLC	(a)(b)(d)	(2)(3)(15)	Construction & Building	SOFR	5.75%	9.82%	8/5/2022	8/5/2028	18,358	18,287	18,358	1.54
NMI AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.66%	9/6/2017	9/6/2028	47,122	47,114	47,059	3.95
North Haven Fairway Buyer, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.12%	5/17/2022	5/17/2028	31,205	30,998	30,950	2.60
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	3.50%, 2.50% PIK	8.04%	6/24/2025	6/24/2032	€6,657	7,525	7,602	0.64
Oak Purchaser, Inc.	(a)(b)(d)	(2)(3)(15)	Business Services	SOFR	5.50%	9.37%	4/28/2022	5/31/2028	15,000	14,832	14,935	1.25
Oak Purchaser, Inc.	(a)(d)	(2)(3)	Business Services	SOFR	5.50%	9.43%	2/1/2024	5/31/2028	1,981	1,958	1,960	0.16
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€2,412	2,590	2,831	0.24
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.16%	10/30/2024	10/30/2031	7,140	7,079	7,134	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	5.50%	9.47%	10/30/2024	10/30/2031	£965	1,239	1,298	0.11
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.33%	12/4/2024	12/4/2031	€1,843	1,951	2,142	0.18
Orthrus Limited (United Kingdom)	(a)(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.40%	12/4/2024	12/4/2031	4,868	4,813	4,819	0.40
Orthrus Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,063	2,643	2,740	0.23
Orthrus Limited (United Kingdom)	(a)(d)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.23%	7/24/2025	12/4/2031	703	682	696	0.06

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
PAM Bidco Limited (United Kingdom)	(a)(d)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£75	$94	$98	0.01%
PAM Bidco Limited (United Kingdom)	(a)(d)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.74%	10/29/2024	10/29/2031	£6,293	7,965	8,324	0.70
Park County Holdings, LLC	(a)(b)(d)	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.44%	11/29/2023	11/29/2029	$25,012	24,790	25,012	2.10
PDI TA Holdings, Inc	(a)(d)	(2)(3)(15)	Software	SOFR	5.50%	9.81%	2/1/2024	2/1/2031	16,355	16,401	16,164	1.36
PF Atlantic Holdco 2, LLC	(a)(b)(c)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.56%	11/12/2021	11/12/2027	21,049	20,943	21,049	1.76
PF Atlantic Holdco 2, LLC	(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	6.00%	10.28%	3/27/2025	11/12/2027	1,370	1,385	1,370	0.11
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.45%	8/7/2024	8/31/2029	13,616	13,531	13,616	1.14
Project Castle, Inc.	(b)(d)	(2)(3)	Capital Equipment	SOFR	5.50%	9.72%	6/24/2022	6/1/2029	8,245	7,637	6,821	0.57
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.14%	2/1/2021	2/1/2027	321	315	317	0.03
Prophix Software Inc. (Canada)	(a)(b)	(2)(3)(7)(15)	Software	SOFR	6.00%	10.16%	11/21/2023	2/1/2027	17,670	17,573	17,626	1.48
Propio LS, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.75%	5/12/2025	5/12/2030	12,025	11,909	11,962	1.00
PXO Holdings I Corp.	(a)(b)(c)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.55%	3/8/2022	3/8/2028	22,789	22,628	22,384	1.88
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.50%	11/7/2024	6/3/2032	795	741	854	0.07
Radwell Parent, LLC	(a)(b)(c)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.50%	12/1/2022	4/1/2029	18,783	18,471	18,783	1.57
RFS Opco LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.73%	6/13/2025	4/4/2031	—	(19)	(22)	0.00
Rialto Management Group, LLC	(a)(b)(d)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	9.16%	12/5/2024	12/5/2030	14,993	14,864	15,073	1.26
Rotation Buyer, LLC	(a)(d)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.76%	12/27/2024	12/27/2031	4,917	4,861	4,851	0.41
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.48%	7/3/2025	7/3/2032	3,124	3,050	3,049	0.26
SCP Eye Care HoldCo, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.67%	10/7/2022	10/7/2029	10,470	10,503	10,470	0.88
Seahawk Bidco, LLC	(a)(b)(d)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.78%	12/19/2024	12/19/2031	23,715	23,557	23,751	1.99
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	8.00%	2/28/2025	3/1/2032	—	(10)	(3)	0.00
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.25%	3/19/2025	3/19/2032	€6,766	7,298	7,839	0.66
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	3/19/2025	3/19/2032	—	(36)	(29)	0.00
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.50%	5/14/2025	5/14/2031	27,692	27,561	27,499	2.31
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.76%	2/18/2022	2/18/2029	8,915	8,802	8,972	0.75

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Specialty Pharma III, Inc.	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.66%	2/20/2025	3/31/2028		$18,001	$17,963	$18,001	1.51%
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.29%	7/2/2024	7/22/2027		18,033	17,875	17,662	1.48
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.75%	6/21/2022	7/25/2028		47,377	47,061	47,618	3.99
Spotless Brands, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.50%	9.70%	8/30/2024	7/25/2028		6,649	6,583	6,692	0.56
Tank Holding Corp.	(a)(b)(c)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.91%	3/31/2022	3/31/2028		24,805	24,604	24,107	2.02
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	10.16%	9/26/2024	3/31/2028		3,531	3,504	3,460	0.29
TCFI Aevex LLC	(b)(c)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.16%	3/18/2020	3/18/2028		12,371	12,354	11,929	1.00
The Chartis Group, LLC	(a)(d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.52%	9/17/2024	9/17/2031		—	(52)	63	0.01
Total Power Limited (Canada)	(a)(d)	(2)(3)(7)(15)	Energy: Electricity	CORRA	5.25%	8.00%	7/22/2024	7/22/2030	C$	13,935	9,843	9,920	0.83
Tufin Software North America, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Software	SOFR	5.18%	9.34%	8/17/2022	8/17/2028		38,653	38,291	38,612	3.24
Turbo Buyer, Inc.	(a)(c)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	10.00%	12/2/2019	6/1/2026		10,392	10,280	10,168	0.85
U.S. Legal Support, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.81%	11/30/2018	5/31/2026		23,149	23,130	22,957	1.92
United Flow Technologies Intermediate Holdco II, LLC	(a)(b)(d)	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.31%	6/21/2024	6/21/2031		14,568	14,409	14,571	1.22
US INFRA SVCS Buyer, LLC	(a)(c)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.58%	4/13/2020	4/13/2027		11,247	11,026	10,056	0.84
USR Parent Inc.	(a)(b)(d)	(2)(3)(10)	Retail	SOFR	7.60%	11.88%	4/22/2022	4/25/2027		4,582	4,556	4,537	0.38
Vensure Employer Services, Inc.	(a)(b)(d)	(2)(15)	Business Services	SOFR	5.00%	9.04%	9/27/2024	9/27/2031		29,542	29,340	29,249	2.45
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030		£7,264	9,503	9,525	0.80
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.56%	7/29/2025	6/29/2027		—	(2)	—	—
Whitney Merger Sub, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.73%	7/3/2025	7/3/2032		24,266	23,982	23,981	2.01
Wineshipping.com LLC	(a)(c)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	10.25%	10/29/2021	12/31/2028		17,233	15,835	12,306	1.03
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030		18,853	18,539	18,867	1.58
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	10.07%	9/13/2021	9/13/2027		434	430	394	0.03
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	9.03%	9/30/2020	12/23/2030		6,521	6,501	6,556	0.55
First Lien Debt Total											$2,034,216	$2,009,583	168.50%
Second Lien Debt (3.9% of fair value)
11852604 Canada Inc. (Canada)	(a)	(2)(3)(7)(11)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.95%	9/30/2021	9/30/2028		$11,307	$11,229	$11,222	0.94%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AQA Acquisition Holdings, Inc.	(a)(b)(c)	(2)(3)	High Tech Industries	SOFR	6.25%	10.56%	3/3/2021	3/3/2029	$40,000	$39,527	$39,789	3.34%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	9,164	9,163	9,192	0.77
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.45%	5/31/2023	5/31/2026	6,311	6,042	6,311	0.53
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	2,918	2,880	2,871	0.24
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.98%	7/25/2025	6/30/2029	35	35	35	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.81%	10/28/2020	10/28/2028	14,895	14,704	12,579	1.05
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.81%	11/16/2020	11/2/2028	13,000	12,870	11,646	0.98
Second Lien Debt Total										$96,450	$93,645	7.85%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (4.0% of fair value)
48forty Intermediate Holdings, Inc.	(a)(b)(d)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,146	0.10
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	56	835	835	0.07
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,083	0.09
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	8,693	0.73
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	7,306	0.61
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	16	15,429	15,372	1.29
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	11.29% (100% PIK)	12/31/2024	5,118	1,521	414	0.03
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	235	0.02
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,049	0.09
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	16	15,937	15,771	1.32
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	276	0.02
EvolveIP, LLC	(a)(c)	(6)(12)	Telecommunications		10/30/2024	107	215	370	0.03
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	48	0.00

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	$197	$232	0.02%
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	275	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,507	1,507	0.13
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,240	22,238	21,750	1.82
iRobot Corporation	(a)	(6)(7)(12)	Consumer Goods: Durable		3/11/2025	90	—	23	0.00
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	674	0.06
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.06
North Haven Goldfinch Topco, LLC	(a)	(6)(12)	Containers, Packaging & Glass		6/18/2018	2,315	2,315	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	879	0.07
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	390	0.03
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	2,110	2,398	0.20
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	341	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	308	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,209	0.19
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,739	0.23
Titan DI Preferred Holdings, Inc.	(a)	(6)	Energy: Oil & Gas	13.50% (100% PIK)	2/11/2020	2,795	5,871	5,905	0.50
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,752	0.15
TW LRW Holdings, LLC	(a)(b)(c)	(6)(12)	Business Services		6/14/2024	4	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	850	0.07
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	1,938	0.16
Equity Investments Total							$85,518	$97,254	8.15%
Total investments—non-controlled/non-affiliated							$2,216,184	$2,200,482	184.50%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.8% of fair value)
Align Precision Group, LLC	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.73%	7/3/2025	7/3/2030	$19,398	$19,763	$19,763	1.66%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.73%	7/3/2025	7/3/2030	2,572	2,497	2,572	0.22
SPF Borrower, LLC	(a)(b)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	10.25%	2/1/2024	2/1/2028	31,372	31,372	31,372	2.63
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.50%	2/1/2024	2/1/2028	15,171	15,171	15,171	1.27
First Lien Debt Total										$68,803	$68,878	5.78%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.4% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,875	$5,452	0.46%
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	20,828	27,601	2.31
Equity Investments Total							$26,703	$33,053	2.77%
Total investments—non-controlled/affiliated							$95,506	$101,931	8.55%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.0% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	15.33%	15.33%	2/29/2016	12/31/2030	$130,500	$130,501	$120,217	10.08%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.48%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$120,217	10.08%
Total investments—controlled/affiliated										$130,501	$120,217	10.08%
Total investments										$2,442,191	$2,422,630	203.13%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	Morgan Stanley Capital Services LLC	SOFR + 3.139%(e)	8.20%	December 1, 2028	$85,000	$124	$(40)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(f)	6.75%	February 18, 2030	300,000	777	7,652	—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(g)	5.75%	February 15, 2031	300,000	(500)	(500)	—
Total					$685,000	$401	$7,112	$—
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
(g) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 2.312%. The interest rate swap settles semi-annually on each of February 15 and August 15. Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further details.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 7, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. As of September 30, 2025, the reference rates for variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98%, the 180-day SOFR at 3.85%, the daily SONIA at 3.97%, the 30-day EURIBOR at 1.93%, the 90-day EURIBOR at 2.03%, the 180-day EURIBOR at 2.10%, and the 30-day CORRA at 2.56%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2025, the aggregate fair value of these securities is $130,307, or 10.92% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of September 30, 2025.
(9)Represents a corporate mezzanine loan, which is subordinated to senior secured term loans of the portfolio company/investment fund.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)
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
(12)Represents a non-income producing security as of September 30, 2025.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the nine months ended September 30, 2025, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$182,636	$—	$(62,500)	$—	$81	$120,217	$15,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	—	—	—	—	—	—
Middle Market Credit Fund II, LLC, Member’s Interest	63,997	149,404	(212,998)	(14,502)	14,099	—	1,054
Total investments—controlled/affiliated	$246,633	$149,404	$(275,498)	$(14,502)	$14,180	$120,217	$16,554
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the nine months ended September 30, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2025	Interest and PIK Income
Align Precision Group, LLC	$—	$19,763	$—	$—	$—	$19,763	$531
Align Precision Group, LLC	—	2,497	—	—	75	2,572	89
Align Precision Group, LLC (Equity)	—	5,875	—	—	(423)	5,452	—
SPF Borrower, LLC	31,372	—	—	—	—	31,372	2,546
SPF Borrower, LLC	14,659	512	—	—	—	15,171	1,588
SPF HoldCo, LLC (Equity)	25,830	—	—	—	1,771	27,601	—
Total investments—non-controlled/affiliated	$71,861	$28,647	$—	$—	$1,423	$101,931	$4,754
(15)As of September 30, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,747	$(15)
AAH Topco., LLC	Delayed Draw	1.00	7,142	(43)
AArete Investment, LLC	Delayed Draw	1.00	1,628	(10)
AArete Investment, LLC	Revolver	0.50	651	(4)
ACR Group Borrower, LLC	Revolver	0.38	6,300	(15)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Advanced Web Technologies Holding Company	Delayed Draw	1.00%	$1,707	$(2)
Advanced Web Technologies Holding Company	Revolver	0.50	1,325	(2)
AGS Health BCP LLC	Delayed Draw	—	3,153	(8)
AGS Health BCP LLC	Revolver	0.50	1,119	(3)
Align Precision Group, LLC	Delayed Draw	1.00	1,375	—
Alpine Acquisition Corp II	Revolver	0.50	1,042	(529)
AmpersCap LLC	Delayed Draw	1.00	11,565	(136)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	1
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	4,915	(2)
Applied Technical Services, LLC	Delayed Draw	2.00	725	(4)
Applied Technical Services, LLC	Delayed Draw	1.00	1,649	(9)
Applied Technical Services, LLC	Revolver	0.50	2,770	(16)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	2
Artifact Bidco, Inc.	Revolver	0.35	246	1
Ascend Buyer, LLC	Revolver	0.50	2,557	(7)
Associations, Inc.	Delayed Draw	—	944	5
Associations, Inc.	Revolver	0.50	1,221	6
Athlete Buyer, LLC	Delayed Draw	1.00	5,753	(716)
Athlete Buyer, LLC	Revolver	0.50	307	(38)
Atlas US Finco, Inc.	Revolver	0.50	2,594	2
Auditboard, Inc.	Delayed Draw	0.75	4,286	(20)
Auditboard, Inc.	Revolver	0.50	1,714	(8)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	875	9
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	3
Bayside OPCP, LLC	Revolver	0.50	1,975	—
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€2,957	(69)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	733	(20)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	294	0
Bingo Group Buyer, Inc.	Revolver	0.50	636	0
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€3,965	(70)
Bradyifs Holdings, LLC	Delayed Draw	1.00	272	—
Celerion Buyer, Inc.	Delayed Draw	1.00	997	5
Celerion Buyer, Inc.	Revolver	0.50	499	3
CircusTrix Holdings, LLC	Revolver	0.50	806	3
Cliffwater LLC	Revolver	0.50	3,465	(14)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Cority Software Inc. (Canada)	Revolver	0.50%	$500	$—
Coupa Holdings, LLC	Delayed Draw	1.00	964	5
Coupa Holdings, LLC	Revolver	0.50	738	4
CST Holding Company	Revolver	0.50	940	5
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,840	(33)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Diligent Corporation	Delayed Draw	1.00	1,158	6
Diligent Corporation	Revolver	0.50	687	3
Divisions Holding Corporation	Revolver	0.50	2,400	17
Dwyer Instruments, Inc.	Delayed Draw	1.00	1,680	—
Dwyer Instruments, Inc.	Revolver	0.50	3,809	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(73)
Ellkay, LLC	Revolver	0.50	2,673	12
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	1,587	(16)
Embark Intermediate Holdings, LLC	Revolver	0.50	397	(4)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£2,701	(91)
Espresso Bidco Inc.	Delayed Draw	0.50	5,886	(30)
Espresso Bidco Inc.	Revolver	0.50	2,616	(14)
Essential Services Holding Corporation	Delayed Draw	1.00	297	(1)
Essential Services Holding Corporation	Revolver	0.50	149	—
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	—
Excel Fitness Holdings, Inc.	Revolver	0.50	1,484	—
Excelitas Technologies Corp.	Delayed Draw	1.00	565	—
Excelitas Technologies Corp.	Revolver	0.38	2,069	—
Flexera Software LLC	Revolver	0.38	607	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	—	29	0
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,732	11
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	116	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	1,127	—
GS AcquisitionCo, Inc.	Revolver	0.50	172	—
Gymspa (France)	Delayed Draw	1.80	€554	(13)
Heartland Home Services, Inc.	Revolver	0.50	359	(10)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Hercules Borrower LLC	Revolver	0.38%	$2,160	$—
Holding Argon (France)	Delayed Draw	1.00	€4,751	(139)
Hoosier Intermediate, LLC	Revolver	0.38	2,401	—
HS Spa Holdings Inc.	Revolver	0.50	1,075	(6)
Hyphen Solutions, LLC	Delayed Draw	—	1,256	(6)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	992	5
iCIMS, Inc.	Revolver	0.50	1,751	(33)
IG Investments Holdings, LLC	Revolver	0.50	350	(1)
IQN Holding Corp.	Revolver	0.38	505	(4)
Kona Buyer, LLC	Delayed Draw	0.50	20,324	75
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	8,982	(27)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(11)
Lifelong Learner Holdings, LLC	Revolver	0.50	25	(3)
Material Holdings, LLC	Delayed Draw	—	1,919	—
Material Holdings, LLC	Revolver	—	192	(41)
Medical Manufacturing Technologies, LLC	Revolver	0.50	3,000	—
Merative L.P.	Delayed Draw	—	4,706	(24)
Merative L.P.	Revolver	0.50	4,118	(21)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	2
Monarch Buyer, Inc.	Delayed Draw	0.50	9,618	(97)
Monarch Buyer, Inc.	Revolver	0.50	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,818	—
NEFCO Holding Company LLC	Delayed Draw	1.00	1,545	—
NEFCO Holding Company LLC	Revolver	0.50	3,326	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,281	(2)
North Haven Fairway Buyer, LLC	Revolver	0.50	865	(7)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(56)
Oak Purchaser, Inc.	Delayed Draw	0.50	5,009	(15)
Oak Purchaser, Inc.	Revolver	0.50	1,621	(5)
Optimizely North America Inc.	Revolver	0.50	1,091	(1)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£2,081	(35)
PDI TA Holdings, Inc	Revolver	0.50	718	(8)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **		Fair Value
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00%		$2,137	$—
PF Atlantic Holdco 2, LLC	Revolver	0.50		2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		7,901	—
PPV Intermediate Holdings, LLC	Revolver	0.50		715	—
Prophix Software Inc. (Canada)	Delayed Draw	—		844	(2)
Prophix Software Inc. (Canada)	Revolver	0.50		1,672	(4)
Propio LS, LLC	Revolver	0.50		326	(2)
PXO Holdings I Corp.	Revolver	0.50		1,085	(18)
QBS Parent, Inc.	Delayed Draw	—		8,275	37
QBS Parent, Inc.	Revolver	0.50		4,120	18
Radwell Parent, LLC	Delayed Draw	0.50		1,979	0
Radwell Parent, LLC	Revolver	0.38		1,791	0
RFS Opco LLC	Delayed Draw	1.00		4,046	(22)
Rialto Management Group, LLC	Revolver	0.50		559	3
Rotation Buyer, LLC	Delayed Draw	1.00		2,369	(19)
Rotation Buyer, LLC	Revolver	0.50		940	(8)
Saguaro Buyer, LLC	Delayed Draw	1.00		3,848	(38)
Saguaro Buyer, LLC	Revolver	0.50		528	(5)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00		387	—
SCP Eye Care HoldCo, LLC	Revolver	0.50		1,148	—
Seahawk Bidco, LLC	Delayed Draw	1.00		2,295	3
Seahawk Bidco, LLC	Revolver	0.50		1,866	2
Secretariat Advisors LLC	Delayed Draw	4.00		2,151	(3)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,930	(29)
Smarsh Inc.	Delayed Draw	1.00		1,633	8
Smarsh Inc.	Revolver	0.50		882	4
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(34)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Delayed Draw	1.00		2,390	11
Spotless Brands, LLC	Revolver	0.50		932	5
Tank Holding Corp.	Revolver	0.38		1,655	(44)
The Chartis Group, LLC	Delayed Draw	1.00		4,780	42
The Chartis Group, LLC	Revolver	0.50		2,390	21
Total Power Limited (Canada)	Delayed Draw	1.00	C$	1,237	(7)
Total Power Limited (Canada)	Revolver	0.50	C$	1,400	(8)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(4)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount **	Fair Value
Turbo Buyer, Inc.	Revolver	0.50%	$304	$(6)
U.S. Legal Support, Inc.	Revolver	0.50	1,020	(8)
United Flow Technologies Intermediate Holdco II, LLC	Delayed Draw	1.00	7,115	1
United Flow Technologies Intermediate Holdco II, LLC	Revolver	0.50	894	—
Vensure Employer Services, Inc.	Delayed Draw	0.50	2,085	(17)
VRC Companies, LLC	Revolver	0.50	833	—
Whitney Merger Sub, Inc.	Revolver	0.50	4,895	(48)
Wineshipping.com LLC	Delayed Draw	—	1,611	(416)
Wineshipping.com LLC	Revolver	0.50	238	(62)
World 50, Inc.	Revolver	0.50	860	1
YLG Holdings, Inc.	Delayed Draw	0.50	454	2
YLG Holdings, Inc.	Revolver	0.50	473	2
Total unfunded commitments			$359,057	$(3,185)
The type of investments as of September 30, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,103,019	$2,078,461	85.7%
Second Lien Debt	96,450	93,645	3.9
Equity Investments	112,221	130,307	5.4
Investment Funds	130,501	120,217	5.0
Total	$2,442,191	$2,422,630	100.0%
The rate type of debt investments as of September 30, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,187,332	$2,159,945	99.4%
Fixed Rate	12,137	12,161	0.6
Total	$2,199,469	$2,172,106	100.0%
The industry composition of investments as of September 30, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$42,879	$42,148	1.7%
Auto Aftermarket & Services	52,619	50,301	2.1
Beverage & Food	16,110	12,306	0.5
Business Services	198,608	199,273	8.2

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Capital Equipment	$94,587	$97,434	4.0%
Chemicals, Plastics & Rubber	32,580	32,256	1.3
Construction & Building	80,861	78,366	3.2
Consumer Goods: Durable	8,901	4,619	0.2
Consumer Goods: Non-Durable	4,480	4,545	0.2
Consumer Services	199,734	195,972	8.1
Containers, Packaging & Glass	87,307	74,950	3.1
Diversified Financial Services	228,464	230,442	9.5
Energy: Electricity	12,094	12,180	0.5
Energy: Oil & Gas	6,612	6,759	0.3
Environmental Industries	65,373	64,794	2.7
Healthcare & Pharmaceuticals	415,746	433,601	17.8
High Tech Industries	160,205	160,032	6.6
Investment Funds	130,501	120,217	5.0
Leisure Products & Services	117,102	118,548	4.9
Media: Advertising, Printing & Publishing	318	235	0.0
Media: Broadcasting & Subscription	(14)	(14)	0.0
Media: Diversified & Production	36,235	37,556	1.6
Retail	20,837	20,946	0.9
Software	312,441	315,132	13.0
Sovereign & Public Finance	6,184	6,145	0.3
Telecommunications	59,271	59,509	2.5
Transportation: Cargo	25,497	17,040	0.7
Utilities: Water	8,059	8,422	0.3
Wholesale	18,600	18,916	0.8
Total	$2,442,191	$2,422,630	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2025
(amounts in thousands) (unaudited)
The geographical composition of investments as of September 30, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,503	$4,540	0.2%
Canada	88,319	92,569	3.8
France	25,420	26,493	1.1
Ireland	7,262	7,810	0.3
Italy	21,929	23,785	1.0
Luxembourg	50,683	51,039	2.1
Spain	7,525	7,602	0.3
Sweden	1,168	341	0.0
United Kingdom	93,270	96,644	4.0
United States	2,142,112	2,111,807	87.2
Total	$2,442,191	$2,422,630	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oak Purchaser, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	$7,475	$7,426	$7,353	0.81%
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.11
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€1,515	1,629	1,560	0.17
Optimizely North America Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	4,485	4,434	4,454	0.49
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£606	778	755	0.08
Oranje Holdco, Inc.	^*	(2)(3)(15)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	8,052	7,883	8,116	0.90
Oranje Holdco, Inc.	*	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	3,374	3,312	3,343	0.37
Orthrus Limited (United Kingdom)	^	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€602	627	614	0.07
Orthrus Limited (United Kingdom)	^	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	1,589	1,566	1,565	0.17
Orthrus Limited (United Kingdom)	^	(2)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£674	840	825	0.09
PAM Bidco Limited (United Kingdom)	^	(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	23	29	28	—
PAM Bidco Limited (United Kingdom)	^	(2)(15)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£1,894	2,390	2,302	0.25
Park County Holdings, LLC	^*	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	3.16
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	514	509	514	0.06
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,381	6,444	0.71
Pestco Intermediate, LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	5,025	4,915	5,079	0.56
Pestco Intermediate, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,916	1,872	1,880	0.21
PF Atlantic Holdco 2, LLC	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	11,459	11,312	11,459	1.27
PPV Intermediate Holdings, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,777	6,389	0.71
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(10)	(8)	0.00
Prophix Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	17,194	17,046	17,125	1.89
Pushpay USA Inc.	*	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2024	8/16/2031	1,000	990	1,000	0.11
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,500	9,364	9,497	1.05
QBS Parent, Inc.	^	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	0	(5)	(5)	0.00
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	6,109	5,972	6,134	0.68
Quantic Electronics, LLC	^	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.65
Quantic Electronics, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027	9,625	9,544	9,625	1.06
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029	11,059	10,772	10,951	1.21
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028	15,000	14,714	15,450	1.71
Rialto Management Group, LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030	13,084	12,950	12,948	1.43

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
As of September 30, 2025
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
TCG BDC SPV LLC (“SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, SPV invested in first and second lien senior secured loans. SPV is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing $449,000 in new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing $410,000 in new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and September 30, 2025. The Class C-R Notes are eliminated in consolidation. Refer to Note 8, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year.
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
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 7, Derivative Instruments, to these unaudited consolidated financial statements) and interest rate swap agreements are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with three large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2025 and December 31, 2024, the Company held restricted cash balances of $26,516 and $26,904, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2025 and December 31, 2024, the Company held $142 and $6, respectively, in restricted cash denominated in a foreign currency. As of September 30, 2025 and December 31, 2024, the cost of foreign currencies was $786 and $2,710, respectively. As of September 30, 2025 and December 31, 2024, the fair value of foreign currencies was $785 and $2,716, respectively.

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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2025 and December 31, 2024, the fair value of the loans in the portfolio with PIK provisions was $386,431 and $235,895, respectively, which represents approximately 16.0% and 13.1%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2025, the Company earned $6,464 and $17,032, in PIK income, respectively. For the three and nine months ended September 30, 2024, the Company earned $5,033 and $16,301, in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2025, the Company earned $1,715 and $4,117, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees. For the three and nine months ended September 30, 2024, the Company earned $1,039 and $3,594, respectively, in other income, primarily from amendment fees, prepayment fees and undrawn commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025 and December 31, 2024, the fair value of investments on non-accrual status was $23,508 and $10,393, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and December 31, 2024 and for the periods then ended.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the three and nine months ended September 30, 2025 was $(511) and $(718), respectively. The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation or appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2025, the

Company incurred $500 and $1,556, respectively, in excise tax expense. For the three and nine months ended September 30, 2024, the Company incurred $750 and $2,557, respectively, in excise tax expense.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2025 and audited consolidated financial statements as of December 31, 2024.
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
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three and nine months ended September 30, 2025 and 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,078,461	$2,078,461
Second Lien Debt	—	—	93,645	93,645
Equity Investments	—	—	130,307	130,307
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	120,217	120,217
Total Investments	$—	$—	$2,422,630	$2,422,630
Derivative assets(2)	—	901	—	901
Liabilities
Derivative liabilities(2)	—	(500)	—	(500)
Total				$2,423,031

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,323,697	$1,323,697
Second Lien Debt	—	—	116,467	116,467
Equity Investments	—	—	116,746	116,746
Mezzanine Loan	—	—	—	—
Subordinated Loan and Member's Interest	—	—	182,636	182,636
Total	$—	$—	$1,739,546	$1,739,546
Investments measured at net asset value(1)				$63,997
Total Investments				$1,803,543
Derivative assets(2)	—	1,863	—	1,863
Liabilities
Derivative liabilities(2)	—	(6,875)	—	(6,875)
Total				$1,798,531
(1)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.
(2)As of September 30, 2025, derivative assets and liabilities consisted of interest rate swaps. As of December 31, 2024, derivative assets and liabilities consisted of interest rate swaps and forward currency contracts.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund	Total
Balance, beginning of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Purchases	250,715	1,142	8,906	—	260,763
Sales	(80,046)	—	(7,255)	—	(87,301)
Paydowns	(83,389)	—	—	—	(83,389)
Accretion of discount	1,855	154	91	—	2,100
Net realized gains (losses)	(16,468)	—	41	—	(16,427)
Net change in unrealized appreciation (depreciation)	8,476	1,384	2,010	53	11,923
Balance, end of period	$2,078,461	$93,645	$130,307	$120,217	$2,422,630
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,954)	$1,384	$2,010	$53	$(3,507)

	Financial Assets
	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	796,168	3,191	14,848	—	814,207
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - JV2 Acquisition	181,645	9,493	63	—	191,201
Sales	(317,682)	(1,137)	(13,681)	(62,500)	(395,000)
Paydowns	(370,294)	(38,190)	—	—	(408,484)
Accretion of discount	7,028	1,055	206	—	8,289
Net realized gains (losses)	(15,905)	(7,980)	74	—	(23,811)
Net change in unrealized appreciation (depreciation)	(5,320)	6,629	9,619	81	11,009
Balance, end of period	$2,078,461	$93,645	$130,307	$120,217	$2,422,630
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(15,482)	$(744)	$9,495	$81	$(6,650)

	Financial Assets
	Three Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,224,830	$146,954	$106,298	$180,301	$1,658,383
Purchases	135,434	846	2,364	—	138,644
Sales	(15,209)	(22,467)	(2,407)	—	(40,083)
Paydowns	(110,180)	(5,091)	—	—	(115,271)
Accretion of discount	2,274	258	57	—	2,589
Net realized gains (losses)	(10,973)	(2,459)	1,955	—	(11,477)
Net change in unrealized appreciation (depreciation)	7,917	3,797	1,367	(3,436)	9,645
Balance, end of period	$1,234,093	$121,838	$109,634	$176,865	$1,642,430
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(2,053)	$180	$1,881	$(3,436)	$(3,428)

	Financial Assets
	Nine Months Ended September 30, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Fund - Subordinated Loan and Member's Interest	Total
Balance, beginning of period	$1,311,503	$188,175	$92,824	$181,960	$1,774,462
Purchases	280,429	7,559	26,701	—	314,689
Sales	(60,885)	(22,467)	(14,475)	—	(97,827)
Paydowns	(291,962)	(51,690)	(2,738)	—	(346,390)
Accretion of discount	7,409	1,075	235	—	8,719
Net realized gains (losses)	(35,083)	(2,459)	11,077	—	(26,465)
Net change in unrealized appreciation (depreciation)	22,682	1,645	(3,990)	(5,095)	15,242
Balance, end of period	$1,234,093	$121,838	$109,634	$176,865	$1,642,430
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(4,068)	$(280)	$1,331	$(5,095)	$(8,112)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2025 and December 31, 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	September 30, 2025			Low	High
Investments in First Lien Debt	$1,832,178	Discounted Cash Flow	Discount Rate	5.55%	23.11%	9.64%
	144,129	Consensus Pricing	Indicative Quotes	82.73%	100.00%	98.05%
	102,154	Income Approach	Discount Rate	7.46%	14.45%	10.74%
		Market Approach	Comparable Multiple	8.22x	13.60x	10.64x
Total First Lien Debt	2,078,461
Investments in Second Lien Debt	75,653	Discounted Cash Flow	Discount Rate	10.29%	18.82%	13.10%
	11,646	Consensus Pricing	Indicative Quotes	89.58%	89.58%	89.58%
	6,346	Income Approach	Discount Rate	10.32%	13.30%	10.34%
Total Second Lien Debt	93,645
Investments in Equity	61,610	Income Approach	Discount Rate	9.75%	16.16%	12.51%
	68,697	Market Approach	Comparable Multiple	6.65x	21.25x	11.47x
Total Equity Investments	130,307
Investments in Investment Funds
Subordinated Loan and Member's Interest	120,217	Discounted Cash Flow	Discount Rate	11.00%	11.00%	11.00%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	120,217
Total Level 3 Investments	$2,422,630

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,115,889	Discounted Cash Flow	Discount Rate	7.22%	21.50%	10.96%
	95,408	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.75%
	112,400	Income Approach	Discount Rate	10.28%	14.61%	11.34%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.64x
Total First Lien Debt	1,323,697
Investments in Second Lien Debt	63,288	Discounted Cash Flow	Discount Rate	10.40%	17.03%	13.08%
	46,396	Consensus Pricing	Indicative Quotes	88.33%	99.75%	96.92%
	6,783	Income Approach	Discount Rate	10.28%	14.33%	10.94%
Total Second Lien Debt	116,467
Investments in Equity	67,963	Income Approach	Discount Rate	9.75%	14.61%	12.51%
	48,783	Market Approach	Comparable Multiple	6.25x	17.09x	11.37x
Total Equity Investments	116,746
Investments in Investment Funds
Subordinated Loan and Member's Interest	182,636	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	182,636
Total Level 3 Investments	$1,739,546
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facilities, the 2028 Notes, the 2030 Notes, and the 2015-1N Debt as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$550,719	$550,719	$213,439	$213,439
2028 Notes	85,000	84,876	85,000	84,836
2030 Notes	300,000	299,247	300,000	306,864
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,599	240,000	240,273
2015-1N Aaa/AAA Class A-L Loans	50,000	50,125	50,000	50,057
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,001	20,000	20,019
2015-1N AA Class A-2-RR Notes	30,000	29,949	30,000	30,059
2015-1N A Class B-R Notes	40,000	39,975	40,000	40,147
Total	$1,315,719	$1,315,491	$978,439	$985,694
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
The carrying value of other financial assets and liabilities approximates their fair value based on the short-term nature of these items.
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
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Base management fees	$9,139	$6,590	$25,413	$20,155
Incentive fees	5,612	5,101	15,946	16,492
Total base management fees and incentive fees	$14,751	$11,691	$41,359	$36,647
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2025 and 2024, there were no accrued or realized capital gains incentive fees.
As of September 30, 2025 and December 31, 2024, $14,751 and $11,908, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2025, the Company incurred $512 and $1,416, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred $337 and $1,150, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $840 and $885, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and nine months ended September 30, 2025, the Company incurred $197 and $580, respectively, in fees under State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2024, the Company incurred $171 and $511, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, $399 and $223, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, a Compensation Committee and, prior to the completion of the CSL III Merger, a special committee in connection with the CSL III Merger. The members of Audit, Nominating and Governance, Compensation, and special committees consist entirely of Independent Directors. The special committee ceased to exist upon the completion of the CSL III Merger on March 27, 2025. The Board of Directors may establish additional committees in the future. For the three and nine months ended September 30, 2025, the Company incurred $191 and $527, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. For the three and nine months ended September 30, 2024, the Company incurred $147 and $457, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2025 and December 31, 2024, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended September 30,
	2025	2024
Number of investments sold	4	1
Proceeds from investments	$47,326	$15,493
Realized gain (loss) from investments	$23	$(2)

	Nine Months Ended September 30,
	2025	2024
Number of investments sold	20	2
Proceeds from investments	$285,234	$25,350
Realized gain (loss) from investments	$415	$(19)
Prior to the Credit Fund II Purchase in February 2025, the Company engaged in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Number of investments sold	—	3
Proceeds from investments	$—	$13,217
Realized gain (loss) from investments	$—	$28
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
For the period from January 1, 2025 to the Preferred Stock Exchange on March 27, 2025, the Company declared and paid dividends on the Preferred Stock of $826. For the three and nine months ended September 30, 2024, the Company declared and paid dividends on the Preferred Stock of $875 and $2,625, respectively.
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
CSL III Merger
During the nine months ended September 30, 2025, the Company paid $1,413 in incentive fees to CSL III Advisor pursuant to the investment advisory agreement between CSL III and CSL III Advisor, which had been accrued by CSL III prior to the completion of the CSL III Merger and assumed by the Company upon the merger’s completion. The investment advisory agreement between CSL III and CSL III Advisor was terminated upon completion of the CSL III Merger.
During the nine months ended September 30, 2025, the Company received $1,998 in reimbursable expenses, which were outstanding and payable by CSL III Advisor to CSL III prior to the completion of the CSL III Merger pursuant to its expense support and conditional reimbursement agreement with CSL III Advisor (the “CSL III Reimbursement Agreement”). This amount was assumed by the Company upon completion of the CSL III Merger. The CSL III Reimbursement Agreement was terminated upon the completion of the CSL III Merger.
In connection with the completion of the CSL III Merger, the Investment Adviser and CSL III Advisor paid $5,000 in merger-related expenses on behalf of the Company and CSL III. All merger-related expenses incurred above $5,000 were borne by the Company and CSL III in accordance with the Merger Agreement.

5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended on August 20, 2025 (as amended, the “Limited Liability Company Agreement”) to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each ($250,000 each prior to the March 18, 2025 amendment). Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2025 and December 31, 2024, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $795,039 and $541,053, respectively)	$780,909	$529,909
Cash, cash equivalents and restricted cash(1)	29,484	48,046
Other assets	13,183	22,932
Total assets	$823,576	$600,887
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$549,000	$189,221
Other liabilities	67,350	71,301
Subordinated loans and members’ equity (2)	207,226	340,365
Total liabilities and members’ equity	$823,576	$600,887
(1)As of September 30, 2025 and December 31, 2024, $18,531 and $10,428, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of September 30, 2025 and December 31, 2024, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $120,217 and $182,636, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$17,919	$16,592	$47,565	$57,359
Expenses
Interest and credit facility expenses	7,678	6,484	20,221	24,926
Other expenses	507	250	1,455	1,247
Total expenses	8,185	6,734	21,676	26,173
Net investment income (loss)	9,734	9,858	25,889	31,186
Net realized gain (loss) on investments	(42)	—	(42)	(1,481)
Net change in unrealized appreciation (depreciation) on investments	838	2,503	(2,986)	9,414
Net increase (decrease) resulting from operations	$10,530	$12,361	$22,861	$39,119
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Senior secured loans(1)	$802,876	$547,672
Number of portfolio companies in Credit Fund	45	33
Average amount per portfolio company(1)	$17,842	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$6,611	$4,787
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$51,512	$39,712
Percentage of portfolio with PIK provisions(3)	6.6%	7.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
ACR Group Borrower, LLC	+	(2)(3)	Aerospace & Defense	SOFR	4.25%	8.25%	3/31/2028	$33,177	$32,969	$33,098
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.42%	10/31/2030	8,509	8,408	8,509
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	9.98%	11/30/2029	10,157	9,760	4,995
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.73%	8/10/2030	19,900	19,771	19,912
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.25%	9.48%	1/31/2028	20,519	20,468	20,511
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.00%	5/9/2027	16,402	15,473	14,821
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.00%	5/9/2027	1,449	1,134	1,449
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	9.25%	4/8/2031	15,620	15,480	15,532
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.08%	12/12/2029	21,511	21,410	21,531
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.50%	9/30/2026	10,820	10,796	10,120
Bradyifs Holdings, LLC	+	(2)(3)	Wholesale	SOFR	5.00%	9.31%	10/31/2029	13,663	13,734	13,663
CST Holding Company	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	9.16%	11/1/2028	9,695	9,695	9,743
Denali Intermediate Holdings, Inc.	+	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.48%	8/26/2032	14,372	14,228	14,228
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.50%	4/17/2032	27,600	27,340	27,790
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.00%	8.16%	4/26/2029	29,178	28,837	25,878
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	8.75%	7/21/2029	16,407	16,272	16,407
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.77%	4/14/2028	18,841	18,721	18,330
Finastra USA, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.00%	7.98%	9/17/2032	25,000	24,751	24,881
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.75%	12/15/2026	7,041	7,013	6,820
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.01%	12/15/2026	23,901	23,875	23,197
Hyphen Solutions, LLC	+	(2)(3)	Construction & Building	SOFR	4.50%	8.48%	8/6/2032	6,782	6,748	6,748
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%, 0.50% PIK	10.20%	5/25/2027	36,980	36,904	35,242
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	9.16%	2/7/2032	25,582	25,403	25,506
More Cowbell II, LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.48%	9/1/2030	21,357	21,357	21,357
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	9.82%	8/5/2028	19,767	19,621	19,767
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	9.12%	5/17/2028	21,381	21,238	21,183
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.58%	11/30/2028	4,160	2,889	3,773
Park County Holdings, LLC	+	(2)(3)	Media: Diversified & Production	SOFR	7.28%	11.44%	11/29/2029	15,000	14,932	15,000
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.56%	11/12/2027	14,968	14,859	14,968
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	3.75%	7.62%	8/18/2031	23,542	23,565	23,542
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.50%	6/3/2032	26,811	26,722	26,931
Radwell Parent, LLC	+	(2)(3)	Wholesale	SOFR	5.50%	9.50%	4/1/2029	13,570	13,503	13,570
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.66%	12/19/2031	7,746	7,669	7,735
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.66%	12/19/2031	12,104	11,983	12,086

Consolidated Schedule of Investments as of September 30, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.76%	12/27/2031	$8,745	$8,687	$8,675
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	8.00%	3/1/2032	17,760	17,677	17,732
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	8.95%	3/19/2032	10,222	10,031	10,069
SolarWinds Corporation	+	(2)	Software	SOFR	4.00%	7.98%	3/15/2032	2,894	2,764	2,836
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.70%	7/25/2028	10,783	10,694	10,834
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.66%	12/30/2026	14,288	14,251	13,642
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.91%	3/31/2028	19,398	19,114	18,887
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.52%	9/17/2031	15,498	15,384	15,634
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.00%	6/1/2026	34,086	34,073	33,369
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.98%	5/2/2026	4,211	2,817	1,616
VRC Companies, LLC	+	(2)(3)(6)	Business Services	SOFR	5.25%	9.56%	6/29/2027	23,079	22,958	23,072
Whitney Merger Sub, Inc.	+	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.73%	7/3/2032	10,000	9,900	9,902
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.07%	9/13/2027	38,400	38,102	34,741
First Lien Debt Total									$793,980	$779,832
Equity Investments (0.1% of fair value)
EvolveIP, LLC	^	(8)	Telecommunications					311	$1,059	$1,077
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$1,077
Total Investments									$795,039	$780,909
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2025, the geographical composition of investments as a percentage of fair value was 1.3% in Ireland, 1.0% in Netherlands, and 97.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2025. As of September 30, 2025, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 4.13%, the 90-day SOFR at 3.98% and the 180-day SOFR at 3.85%.
(3)Loan includes interest rate floor feature, which ranges from 0.75% to 2.00%.
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
(7)Represents an investment on non-accrual status as of September 30, 2025.
(8)Represents a non-income producing security as of September 30, 2025.

(9)As of September 30, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Heartland Home Services, Inc.	Revolver	0.50%	$447	$(13)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	3,617	(29)
Turbo Buyer, Inc.	Revolver	0.50	233	(5)
Total unfunded commitments			$4,297	$(47)

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$21,673	$21,673	$21,882
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.58%	3/31/2028	33,437	33,124	33,045
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2030	8,574	8,461	8,660
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	9,804	9,558	7,870
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	15,678	14,432	12,276
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	1,385	936	1,385
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	10,905	10,864	10,523
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.96%	8/30/2025	11,345	11,320	11,345
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.11%	5/27/2028	12,942	12,870	12,940
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.11%	4/26/2029	29,325	28,922	29,490
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	3,593	3,566	3,593
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2028	18,987	18,835	18,680
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.33%	12/15/2026	23,963	23,921	22,845
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.08%	12/15/2026	7,096	7,051	6,742
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.50%	11.01%	11/17/2025	33,416	33,372	33,190
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.51%	8/14/2026	13,265	13,247	13,066
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.94%	5/25/2027	37,208	37,100	36,788
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	9,898	9,791	9,898
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.31%	8/5/2028	10,830	10,722	10,806
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	10.90%	5/17/2028	6,632	6,513	6,632
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,910	3,262
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	15,085	14,940	15,085
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2031	15,650	15,498	15,650
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2031	9,569	9,522	9,521
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.51%	1/31/2029	18,450	18,435	18,181
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	7,805	7,727	7,727

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	$12,195	$12,073	$12,073
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.86%	12/30/2026	14,400	14,343	13,811
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	10.06%	7/25/2028	10,864	10,756	10,809
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	19,549	19,189	19,549
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	34,015	33,944	31,728
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,014	2,993	1,525
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	10.35%	6/29/2027	23,260	23,087	23,250
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2027	38,700	38,299	35,768
First Lien Debt Total									$539,994	$529,595
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	314
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$314
Total Investments									$541,053	$529,909
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of September 30, 2025 and December 31, 2024, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility		Credit Fund Sub 2016 Facility		Credit Fund Sub 2025 Facility
	2025	2024	2025	2024	2025	2024
Three Months Ended September 30,
Outstanding borrowings, beginning of period	$—	$—	$—	$270,221	$402,000	$—
Borrowings	—	—	—	25,000	165,000	—
Repayments	—	—	—	(48,000)	(18,000)	—
Outstanding borrowings, end of period	$—	$—	$—	$247,221	$549,000	$—

Nine Months Ended September 30,
Outstanding borrowings, beginning of period	$—	$—	$189,221	$447,221	$—	$—
Borrowings	—	—	29,000	27,000	614,000	—
Repayments	—	—	(218,221)	(227,000)	(65,000)	—
Outstanding borrowings, end of period	$—	$—	$—	$247,221	$549,000	$—
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
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility. On October 29, 2025, the Company increased the total commitments under the Credit Sub facility by $200,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $800,000, ($600,000 prior to the October 29, 2025 amendment). The aggregate commitment may be increased up to an amount not to exceed $800,000, subject to certain conditions as set forth in the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at a rate equal to SOFR plus 1.60%. In addition, Credit Fund Sub is required to pay an undrawn commitment fee of 0.50%

depending on the usage of the Credit Fund Sub 2025 Facility. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
Credit Fund II, the Company and CCLF entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Credit Fund II (in such capacity, the “Credit Fund II Administrative Agent”), pursuant to which the Credit Fund II Administrative Agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Credit Fund II with the approval of the board of managers of Credit Fund II, and is reimbursed by Credit Fund II for its costs and expenses and Credit Fund II’s allocable portion of overhead incurred by the Credit Fund II Administrative Agent in performing its obligations thereunder. As of February 11, 2025, the Credit Fund II Administrative Agreement was effectively terminated.
7. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2024. There were no outstanding forward currency contracts as of September 30, 2025.

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
				$(812)
In November 2023, in connection with the issuance of the 2028 Notes, the Company entered into a five-year interest rate swap agreement with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $85.0 million, maturing on December 1, 2028. Morgan Stanley has the ability to exercise an early termination commencing on December 1, 2025, subject to providing written notice thirty days prior. Under the interest rate swap agreement, the Company receives a fixed interest of 8.20% and pays a floating rate based on the compounded average daily SOFR rate plus 3.139%. The Company designated this interest rate swap agreement as a hedging instrument to the 2028 Notes. On October 31, 2025, Morgan Stanley notified the Company of its intention to exercise its early termination right, effective December 1, 2025.
In October 2024, in connection with the issuance of the 2030 Notes, the Company entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. (“JP Morgan”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 18, 2030. Under the interest rate swap agreement, commencing on the effective date of August 18, 2025, the Company receives a fixed interest rate of 6.75% and pays a floating interest rate based on the compounded average daily SOFR plus 3.235%. The Company designated this interest rate swap agreement as a hedging instrument to the 2030 Notes.
In October 2025, in connection with the issuance of the 2031 Notes, the Company entered into an interest rate swap agreement with JP Morgan to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 15, 2031. The interest rate swap agreement was executed on September 30, 2025 and became effective on October 7, 2025. Under the interest rate swap agreement, the Company receives a fixed interest rate of 5.75% and pays a floating interest rate based on the compounded average daily SOFR plus 2.312%. The Company designated this interest rate swap agreement as a hedging instrument to the 2031 Notes.

Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 8, Borrowings, to these unaudited consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details our interest rate swap contracts outstanding as of September 30, 2025 and December 31, 2024.

As of September 30, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$124	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$777	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(500)	Derivative liabilities, at fair value

As of December 31, 2024
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$164	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(6,875)	Derivative liabilities, at fair value
As a result of the Company’s designation of an interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the three and nine months ended September 30, 2025, the net increase (decrease) recorded in interest expense and credit facility fees was $178 and $(107), respectively. For the three and nine months ended September 30, 2024, the net increase (decrease) recorded in interest expense and credit facility fees was $92 and $257, respectively.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025 and December 31, 2024:

As of September 30, 2025
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$124	$—	$—	$(124)	$—
JP Morgan Chase Bank N.A.	777	(500)	—	—	277
Total	$901	$(500)	$—	$(124)	$277

As of September 30, 2025
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	500	(500)	—	—	—
Total	$500	$(500)	$—	$—	$—

As of December 31, 2024
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$164	$—	$—	$(164)	$—
JP Morgan Chase Bank N.A.	—	—	—	—	—
Barclays Bank PLC	1,699	—	—	—	1,699
Total	$1,863	$—	$—	$(164)	$1,699

As of December 31, 2024
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	6,875	—	—	(6,875)	—
Barclays Bank PLC	—	—	—	—	—
Total	$6,875	$—	$—	$(6,875)	$—
8. BORROWINGS
The Company is a party to the Credit Facilities, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these unaudited consolidated financial statements is considered a senior security and is included in the denominator of the calculation as of December 31, 2024. As of September 30, 2025 and December 31, 2024, asset coverage was 190.6% and 183.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facilities.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of September 30, 2025 and December 31, 2024.

	As of
	September 30, 2025	December 31, 2024
Credit Facility	$375,719	$213,439
CSL III SPV Credit Facility	175,000	—
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,315,719	978,439
Less: unamortized debt issuance costs	(9,340)	(10,790)
Effective interest rate swap hedge	378	(6,700)
Total carrying value	$1,306,757	$960,949
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, the Company increased the total commitments under the Credit Facility by $25,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The

Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on undrawn amounts under the Credit Facility and, in respect of each undrawn letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
The availability period under the Credit Facility will terminate on March 12, 2029 (August 31, 2027 prior to the March 12, 2025 amendment). The maturity date for $825,000 of the $960,000 of commitments is March 12, 2030 (May 25, 2027 prior to the August 31, 2023 amendment). On May 25, 2026, the availability period of the remaining $135,000 of commitments will terminate. For a one year period commencing at the end of each respective availability period, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and nine months ended September 30, 2025 and 2024, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Outstanding borrowings, beginning of period	$378,615	$236,246	$213,439	$260,356
Borrowings	172,009	110,509	702,891	226,567
Repayments	(173,343)	(151,448)	(549,769)	(290,448)
Foreign currency translation	(1,562)	2,286	9,158	1,118
Outstanding borrowings, end of period	$375,719	$197,593	$375,719	$197,593
The Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2025	$960,000	$375,719	$584,281	$527,288
December 31, 2024	$790,000	$213,439	$576,561	$509,121
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$4,579	$3,447	$13,588	$12,084
Facility unused commitment fee	576	620	1,698	1,678
Amortization of deferred financing costs and debt issuance costs	264	214	746	642
Total interest expense and credit facility fees	$5,419	$4,281	$16,032	$14,404
Cash paid for interest expense and credit facility fees	$5,048	$3,970	$14,733	$13,415
Weighted average debt principal outstanding	$333,922	$199,045	$313,430	$225,209
Weighted average interest rate(1)	5.37%	6.78%	5.74%	7.03%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of September 30, 2025 and December 31, 2024, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	September 30, 2025	December 31, 2024
Interest expense payable	$612	$88
Unused commitment fees payable	582	699
Interest and credit facility fees payable	$1,194	$787
Weighted average interest rate	5.35%	6.18%
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
On October 2, 2025, all outstanding borrowings of the CSL III SPV Credit Facility were repaid in full. Upon such repayment, the CSL III SPV Credit Facility was terminated and all commitments and obligations of the lenders were cancelled.

Below is a summary of the borrowings and repayments under the CSL III SPV Credit Facility for the three months ended September 30, 2025 and for the period from March 27, 2025 through September 30, 2025, and the outstanding balance under the CSL III SPV Credit Facility for the period.

	Three months ended September 30, 2025	For the period from March 27, 2025 through September 30, 2025
Outstanding borrowings, beginning of period	$175,000	$—
CSL III Merger	—	206,000
Borrowings	—	—
Repayments	—	(31,000)
Outstanding borrowings, end of period	$175,000	$175,000
The CSL III SPV Credit Facility consisted of the following as of September 30, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2025	$250,000	$175,000	$75,000	$15,038
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended September 30, 2025 and for the period from March 27, 2025 through September 30, 2025, the components of interest expense and credit facility fees of the CSL III SPV Credit Facility were as follows:

	Three months ended September 30, 2025	For the period from March 27, 2025 through September 30, 2025
Interest expense	$3,194	$6,563
Facility unused commitment fee	58	117
Total interest expense and credit facility fees	$3,252	$6,680
Cash paid for interest expense and credit facility fees	$4,407	$7,319
Weighted average debt principal outstanding	$175,000	$175,989
Weighted average interest rate(1)	7.22%	7.14%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025, the components of interest and credit facility fees payable of the CSL III SPV Credit Facility were as follows:

As of
September 30, 2025
Interest expense payable	$1,827
Unused commitment fees payable	38
Interest and credit facility fees payable	$1,865
Weighted average interest rate	7.14%
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

On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”), pursuant to an indenture dated November 20, 2023 (the “CGBD Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 20, 2023 (together, the “2028 Notes Indenture”). The 2028 Notes are traded on Nasdaq under the symbol CGBDL. The Company may redeem the 2028 Notes in whole or in part at its option on or after December 1, 2025 at a redemption price of 100% of the outstanding principal amount of 2028 Notes to be redeemed plus accrued and unpaid interest thereon.
On October 18, 2024, the Company completed a public offering of $300.0 million aggregate principal of its 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”), pursuant to the CGBD Base Indenture, as supplemented by a second supplemental indenture thereto, dated October 18, 2024 (together, the “2030 Notes Indenture”). The 2030 Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after January 18, 2030, the Company may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding the redemption date.
On October 7, 2025, the Company completed a public offering of $300.0 million aggregate principal of its 5.75% senior unsecured notes due February 15, 2031 (the “2031 Notes” and together with the 2024 Notes, 2028 Notes, and 2030 Notes, the “Senior Notes”), pursuant to the CGBD Base Indenture, as supplemented by a third supplemental indenture thereto, dated October 7, 2025 (together, the “2031 Notes Indenture”). The 2031 Notes may be redeemed, in whole or in part, at the Company’s option at any time or from time to time, at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 15, 2031) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 35 basis points, less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2031 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after January 15, 2031, the Company may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
On October 31, 2025, the Company announced that it will redeem all issued and outstanding 2028 Notes on December 1, 2025 (the “Redemption Date”). The redemption price for the 2028 Notes will equal 100% of the principal amount of the 2028 Notes being redeemed, plus accrued and unpaid interest otherwise payable for the then-current quarterly interest period accrued to, but excluding, the Redemption Date. In connection with the redemption, the 2028 Notes will be delisted from the Nasdaq.
The 2028 Notes, 2030 Notes, and 2031 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The following table details the Company’s Senior Notes as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
2028 Notes	$85,000	$85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(7,266)	(8,572)
Effective interest rate swap hedge	378	(6,700)
Total carrying value	$378,112	$369,728

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense(1)	$7,053	$4,044	$20,396	$12,113
Amortization of deferred financing costs and debt issuance costs	467	210	1,381	634
Total interest expense and credit facility fees	$7,520	$4,254	$21,777	$12,747
Cash paid for interest expense and credit facility fees	$11,756	$6,270	$21,744	$12,371
Weighted average debt principal outstanding	$385,000	$275,000	$385,000	$275,000
Weighted average interest rate(1)(2)	7.17%	5.75%	6.99%	5.79%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025 and December 31, 2024, $3,336 and $4,637, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of September 30, 2025 and December 31, 2024, the weighted average interest rates were 7.53% and 6.95%, respectively, inclusive of the effect of the interest rate swaps.
The 2028 Notes Indenture, 2030 Notes Indenture and 2031 Notes Indenture each contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2028 Notes Indenture, 2030 Notes Indenture and 2031 Notes Indenture. None of the 2028 Notes Indenture, the 2030 Notes Indenture, or the 2031 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of September 30, 2025 and December 31, 2024, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the

Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of September 30, 2025, the Company retains the $30,000 Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of September 30, 2025 and December 31, 2024:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,074)	(2,218)
Total Carrying Value				$377,926	$377,782
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine months ended September 30, 2025 and 2024. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2025, the Company was in compliance with its undertaking.
As of September 30, 2025, the 2015-1N Debt was secured by 69 investments with a total fair value of approximately $494,185, including $1,360 of net purchases that were unsettled as of September 30, 2025, and cash of $15,032. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the three and nine months ended September 30, 2025 and 2024, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$6,066	$7,061	$18,003	$22,800
Amortization of deferred financing costs and debt issuance costs	49	1,286	144	1,410
Total interest expense and credit facility fees	$6,115	$8,347	$18,147	$24,210
Cash paid for interest expense and credit facility fees	$6,693	$6,486	$22,082	$23,004
Weighted average debt principal outstanding	$380,000	$380,217	$380,000	$404,657
Weighted average interest rate(1)	6.30%	8.59%	6.30%	7.86%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2025 and December 31, 2024, $5,120 and $5,429, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of September 30, 2025 and December 31, 2024, the weighted average interest rates were 6.26% and 6.59%, respectively, based on benchmark rates.
9. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of September 30, 2025 and December 31, 2024:

	As of
Payment Due by Period	September 30, 2025	December 31, 2024
Less than one year	$—	$—
1-3 years	48,852	36,319
3-5 years	886,867	262,120
More than 5 years	380,000	680,000
Total	$1,315,719	$978,439
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2025 and audited consolidated financial statements as of December 31, 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$209,859	$105,485
Unfunded revolving loan commitments	149,198	73,762
Total unfunded commitments	$359,057	$179,247
10. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 72,902,981 and 50,906,262 shares were issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. The Company had 2,000,000 shares of preferred stock, par value $0.01 per share, which were fully issued and outstanding as of December 31, 2024. On March 27, 2025, all outstanding preferred shares were exchanged for common stock in connection with the CSL III Merger. As of September 30, 2025, there were no preferred shares outstanding.

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
The following table summarizes the shares of the Company’s common stock issued under the dividend reinvestment plan during the nine months ended September 30, 2025 and 2024:

	Shares Issued	Total Consideration
Nine Months Ended September 30, 2024
July 17, 2024	53,517	$977
Total	53,517	$977

Nine Months Ended September 30, 2025
January 17, 2025	50,728	$949
Total	50,728	$949
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
The following table summarizes the shares of the Company’s common stock issued under the ATM offering during the nine months ended September 30, 2025:

	Shares Issued	Gross Proceeds	Net Proceeds(1)
Nine Months Ended September 30, 2025
March 28, 2025	6,075	$102	$101
Total	6,075	$102	$101
(1)Represents the proceeds received after deducting the Placement Agents’ commissions and offering related expenses.
No shares of the Company’s common stock were issued under the ATM program during the nine months ended September 30, 2024.
Company Stock Repurchase Program
On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2026, or until the approved dollar amount has been used to repurchase shares of common stock. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the

Company’s Stock Repurchase Program through September 30, 2025, the Company has repurchased 11,773,718 shares of the Company's common stock at an average cost of $13.40 per share, or $157,737 in the aggregate, resulting in accretion to net assets per share of $0.65.
Changes in Net Assets
For the three and nine months ended September 30, 2025 and 2024, there were no share repurchases. No shares were issued during the three months ended September 30, 2025. There were 21,996,719 shares of common stock issued for $366,888 during the nine months ended September 30, 2025. There were 53,517 shares of common stock issued for $977 related to capital activity during the three and nine months ended September 30, 2024.
The following tables summarize capital activity during the three and nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2025	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858
Net investment income (loss)	—	—	—	—	26,839	—	—	26,839
Net realized gain (loss)	—	—	—	—	—	(16,405)	—	(16,405)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	13,469	13,469
Dividends declared on common stock	—	—	—	—	(29,161)	—	—	(29,161)
Balance, September 30, 2025	72,902,981	$729	$1,380,976	$(1,633)	$63,079	$(223,691)	$(26,860)	$1,192,600

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	76,718	—	—	76,718
Net realized gain (loss)	—	—	—	—	—	—	—	(38,345)	—	(38,345)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	14,214	14,214
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(82,079)	—	—	(82,079)
Balance, September 30, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$63,079	$(223,691)	$(26,860)	$1,192,600

The following tables summarize capital activity during the three and nine months ended September 30, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, July 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$67,880	$(164,059)	$(57,560)	$910,817
Reinvestment of dividends	—	—	53,517	0	977	—	—	—	—	977
Net investment income (loss)	—	—	—	—	—	—	24,884	—	—	24,884
Net realized gain (loss)	—	—	—	—	—	—	—	(12,070)	—	(12,070)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	6,797	6,797
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(24,801)	—	—	(24,801)
Balance, September 30, 2024	2,000,000	$50,000	50,848,458	$508	$1,016,658	$(1,633)	$67,963	$(176,129)	$(50,763)	$906,604

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Reinvestment of dividends	—	—	53,517	0	977	—	—	—	—	977
Net investment income (loss)	—	—	—	—	—	—	80,206	—	—	80,206
Net realized gain (loss)	—	—	—	—	—	—	—	(26,375)	—	(26,375)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	13,790	13,790
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(74,806)	—	—	(74,806)
Balance, September 30, 2024	2,000,000	$50,000	50,848,458	$508	$1,016,658	$(1,633)	$67,963	$(176,129)	$(50,763)	$906,604
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

Basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,903	$23,903	$18,736	$19,611
Weighted average common shares outstanding	72,902,981	72,902,981	50,838,569	56,446,589
Basic and diluted earnings per share	$0.33	$0.33	$0.37	$0.35

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$51,761	$52,587	$64,996	$67,621
Weighted average common shares outstanding	65,989,552	67,775,222	50,809,590	56,417,610
Basic and diluted earnings per share	$0.78	$0.78	$1.28	$1.20
The following table summarizes updates to the Company’s dividend policy as of September 30, 2025. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40

The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
July 29, 2025	September 30, 2025	October 17, 2025	$0.40
(1)Represents a special/supplemental dividend.

11. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Common Share Data:
Net asset value per common share, beginning of period	$16.80	$16.99
Net investment income (loss)(1)	1.15	1.53
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.37)	(0.25)
Net increase (decrease) in net assets resulting from operations	0.78	1.28
Dividends declared(2)	(1.25)	(1.42)
Accretion due to issuance of common stock(3)	0.03	—
Net asset value per common share, end of period	$16.36	$16.85
Market price per common share, end of period	$12.50	$16.97
Number of common shares outstanding, end of period	72,902,981	50,848,458
Total return based on net asset value(4)	5.74%	7.69%
Total return based on market price(5)	(24.30)%	23.17%
Net assets attributable to Common Stockholders, end of period	$1,192,600	$856,604
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	8.61%	9.23%
Expenses after incentive fees	10.04%	11.14%
Net investment income (loss)	6.88%	9.31%
Interest expense and credit facility fees	5.62%	5.96%
Ratios/Supplemental Data:
Asset coverage, end of period	190.64%	194.90%
Portfolio turnover	43.53%	17.67%
Weighted-average common shares outstanding	65,989,552	50,809,590
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

13. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of September 30, 2025 and December 31, 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
14. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2025 and December 31, 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the nine months ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended September 30,
	2025	2024
Ordinary income	$82,079	$74,806
Tax return of capital	$—	$—
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
On October 29, 2025, the Board of Directors declared a quarterly common stock dividend of $0.40 per share, which is payable on January 16, 2026 to common stockholders of record on December 31, 2025.

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
Third Quarter 2025 Highlights
Quarterly Results
•Net investment income was $26.8 million or $0.37 per common share.
•Adjusted for the financial impact of the purchase premium attributed to the CSL III Merger and purchase discount attributed to the Credit Fund II Purchase, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.38. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares were $29.2 million, or $0.40 per share.
•Net investment income for the three months ended September 30, 2025 increased from the comparable period in the prior year, primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025. This was partially offset by lower yields on investments.
•The NAV per common share decreased to $16.36 as of September 30, 2025 from $16.43 as of June 30, 2025.
Portfolio and Investment Activity
•As of September 30, 2025, we held 221 investments across 158 portfolio companies and 29 industries for a total fair value of $2.4 billion.
•During the three months ended September 30, 2025, our investment balance increased from $2.3 billion to $2.4 billion driven by net origination activity.
•As of September 30, 2025, non-accrual investments represented 1.6% and 1.0% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•On July 10, 2025, we increased the total commitments under the Credit Facility by $25 million, resulting in total commitments increasing to $960 million.
•Total liquidity as of September 30, 2025 was $594.6 million in cash and undrawn debt capacity.
Recent Developments
•On October 2, 2025, we repaid in full all outstanding borrowings of the CSL III SPV Credit Facility, totaling $175.0 million.
•On October 7, 2025, we completed a public offering of $300.0 million aggregate principal of 2031 Notes. In connection with the issuance of the 2031 Notes, we entered into an interest rate swap agreement with JP Morgan for a total notional amount of $300.0 million. Under the interest rate swap agreement, we will receive a fixed interest rate of 5.75% and pay a floating interest rate based on the compounded average daily SOFR plus 2.312%.
•On October 29, 2025, we declared common stock dividends of $0.40 per share to be paid on January 16, 2026.
•On October 31, 2025, we announced that we will redeem all issued and outstanding 2028 Notes on December 1, 2025.

•On October 31, 2025, Morgan Stanley notified us of its intention to exercise its early termination right under the interest rate swap agreement, effective December 1, 2025.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended September 30, 2025, we recorded basic earnings per common share of $0.33, declared a dividend of $0.40 per common share and earned $0.37 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2025	June 30, 2025
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,903	$14,630
Weighted-average common shares outstanding	72,902,981	72,902,981
Earnings per share - Basic and Diluted	$0.33	$0.20
For the three months ended September 30, 2025 and June 30, 2025, we declared dividends per common share of $0.40 and $0.40, respectively. As of September 30, 2025 and December 31, 2024, our NAV per share was $16.36 and $16.80, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	September 30, 2025	June 30, 2025
Total investment income	$66,509	$67,281
Total expenses (including excise tax expense)	39,670	39,031
Net investment income	$26,839	$28,250
Weighted-average common shares outstanding	72,902,981	72,902,981
Net investment income per common share	$0.37	$0.39

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

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	September 30, 2025	June 30, 2025
Net investment income, net of the preferred stock dividend	$26,839	$28,250
Amortization of premium/discount on acquired assets(1)	511	(114)
Adjusted Net Investment Income	$27,350	$28,136

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,903	$14,630
Amortization of premium/discount on acquired assets(1)	511	(114)
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(511)	114
Adjusted Net Income	$23,903	$14,630

Net Investment Income Per Share	$0.37	$0.39
Amortization of premium/discount on acquired assets(1)	0.01	(0.00)
Adjusted Net Investment Income Per Common Share	$0.38	$0.39

Net Income Per Share	$0.33	$0.20
Amortization of premium/discount on acquired assets(1)	0.01	(0.00)
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(0.01)	0.00
Adjusted Net Income Per Common Share	$0.33	$0.20

Weighted-average common shares outstanding	72,902,981	72,902,981
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

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	173	8	38	2	221
Investments, at amortized cost	$2,103,019	$96,450	$112,221	$130,501	$2,442,191
Investments, at fair value	$2,078,461	$93,645	$130,307	$120,217	$2,422,630
Percentage of total investments at fair value	85.7%	3.9%	5.4%	5.0%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	10.1%	10.2%
Second Lien Debt(1)	13.0%	13.4%
Total Debt and Income Producing Investments(1)(2)	10.6%	10.7%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.4% as of September 30, 2025.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund, as well as income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2025 were as follows:

As of
Geography—% of Fair Value	September 30, 2025
Australia	0.2%
Canada	3.8
France	1.1
Ireland	0.3
Italy	1.0
Luxembourg	2.1
Spain	0.3
Sweden	0.0
United Kingdom	4.0
United States	87.2
Total	100.0%
The industry composition of investments at fair value as of September 30, 2025 were as follows:

As of
Industry—% of Fair Value	September 30, 2025
Aerospace & Defense	1.7%
Auto Aftermarket & Services	2.1
Beverage & Food	0.5
Business Services	8.2
Capital Equipment	4.0
Chemicals, Plastics & Rubber	1.3

As of
Industry—% of Fair Value	September 30, 2025
Construction & Building	3.2%
Consumer Goods: Durable	0.2
Consumer Goods: Non-Durable	0.2
Consumer Services	8.1
Containers, Packaging & Glass	3.1
Diversified Financial Services	9.5
Energy: Electricity	0.5
Energy: Oil & Gas	0.3
Environmental Industries	2.7
Healthcare & Pharmaceuticals	17.8
High Tech Industries	6.6
Investment Funds	5.0
Leisure Products & Services	4.9
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	1.6
Retail	0.9
Software	13.0
Sovereign & Public Finance	0.3
Telecommunications	2.5
Transportation: Cargo	0.7
Utilities: Water	0.3
Wholesale	0.8
Total	100.0%

Our investment activity for the three months ended September 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
September 30, 2025
Investments:
Total investments, beginning of period	$2,366,445
New investments purchased	260,763
Net accretion of discount on investments	2,100
Net realized gain (loss) on investments	(16,427)
Investments sold or repaid	(170,690)
Total Investments, end of period	$2,442,191
Principal amount of investments funded:
First Lien Debt	$250,365
Second Lien Debt	1,142
Equity Investments(1)	8,906
Total	$260,413
Principal amount of investments sold or repaid:
First Lien Debt	$(183,739)
Second Lien Debt	—
Equity Investments(1)	(7,255)
Total	$(190,994)
Number of new investment commitments(2)(3)	21
Average new investment commitment amount	$12,702

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the three months ended September 30, 2025, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2025 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.
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
Our Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. Our Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$380	0.0%
Internal Risk Rating 2	1,986,434	91.4	1,258,072	87.4
Internal Risk Rating 3	162,578	7.5	172,840	12.0
Internal Risk Rating 4	7,761	0.4	7,756	0.5
Internal Risk Rating 5	15,333	0.7	1,116	0.1
Total	$2,172,106	100.0%	$1,440,164	100.0%
As of September 30, 2025 and December 31, 2024, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of September 30, 2025 and December 31, 2024, five and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	215	$2,399,122	99.0%	185	$1,793,150	99.4%
Non-accrual(1)	6	23,508	1.0	4	10,393	0.6
Total	221	$2,422,630	100.0%	189	$1,803,543	100.0%
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

	Outstanding Principal Balance as of
	September 30, 2025	December 31, 2024
Secured Debt
Credit Facility	$375,719	$213,439
CSL III SPV Credit Facility	175,000	—
Unsecured Debt
2028 Notes	85,000	85,000
2030 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,315,719	$978,439
Weighted average interest rate	6.49%	6.65%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, we increased the total commitments under the Credit Facility by $25,000, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of September 30, 2025 and December 31, 2024:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
September 30, 2025	$960,000	$375,719	$584,281	$527,288	5.35%
December 31, 2024	$790,000	$213,439	$576,561	$509,121	6.18%
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
On October 2, 2025, all outstanding borrowings of the CSL III SPV Credit Facility were repaid in full. Upon such repayment, the CSL III SPV Credit Facility was terminated and all commitments and obligations of the lenders were cancelled.
The CSL III SPV Credit Facility consisted of the following as of September 30, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)	Weighted Average Interest Rate
September 30, 2025	$250,000	$175,000	$75,000	$15,038	7.14%
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
On October 18, 2024, we completed a public offering of $300.0 million aggregate principal of 6.75% senior unsecured notes due February 18, 2030 (the “2030 Notes”). We may redeem the 2030 Notes in whole or in part at our option at any time or from time to time at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 18, 2030) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 45 basis points less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2030 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after January 18, 2030, we may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding the redemption date.
On October 7, 2025, we completed a public offering of $300.0 million aggregate principal of 5.75% senior unsecured notes due February 15, 2031 (the “2031 Notes” and together with the 2024 Notes, 2028 Notes, and 2030 Notes, the “Senior Notes”), pursuant to the CGBD Base Indenture, as supplemented by a third supplemental indenture thereto, dated October 7, 2025 (together, the “2031 Notes Indenture”). We may redeem the 2031 Notes, in whole or in part at our option at any time or from time to time, at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 15, 2031) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 35 basis points, less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2031 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after January 15, 2031, we may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
On October 31, 2025, we announced that we will redeem all of the issued and outstanding 2028 Notes on December 1, 2025 (the “Redemption Date”). The redemption price for the 2028 Notes will equal 100% of the principal amount of the 2028 Notes being redeemed, plus accrued and unpaid interest otherwise payable for the then-current quarterly interest period accrued to, but excluding, the Redemption Date. In connection with the redemption, the 2028 Notes will be delisted from the Nasdaq.

The following table details the carrying value of our 2028 Notes and 2030 Notes as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
2028 Notes	$85,000	$85,000
2030 Notes	300,000	300,000
Total principal amount	$385,000	$385,000
Less: unamortized debt issuance costs	(7,266)	(8,572)
Effective interest rate swap hedge	378	(6,700)
Total carrying value	$378,112	$369,728
Weighted average interest rate	7.53%	6.95%
In November 2023, in connection with the issuance of the 2028 Notes, we entered into a five-year interest rate swap agreement with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $85.0 million, maturing on December 1, 2028. Morgan Stanley has the ability to exercise an early termination commencing on December 1, 2025, subject to providing written notice thirty days prior. Under the interest rate swap agreement, we receive a fixed interest of 8.20% and pay a floating rate based on the compounded average daily SOFR rate plus 3.139%. We designated this interest rate swap agreement as a hedging instrument to the 2028 Notes. On October 31, 2025, Morgan Stanley notified us of its intention to exercise its early termination right, effective December 1, 2025.
In October 2024, in connection with the issuance of the 2030 Notes, we entered into an interest rate swap agreement with JP Morgan Chase Bank N.A. (“JP Morgan”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 18, 2030. Under the interest rate agreement, commencing on the effective date of August 18, 2025, we receive a fixed interest rate of 6.75% and pay a floating interest rate based on the compounded average daily SOFR plus 3.235%. We designated this interest rate swap agreement as a hedging instrument to the 2030 Notes.
In October 2025, in connection with the issuance of the 2031 Notes, we entered into an interest rate swap agreement with JP Morgan to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $300.0 million, maturing on February 15, 2031. The interest rate swap agreement was executed on September 30, 2025 and became effective on October 7, 2025. Under the interest rate swap agreement, we receive a fixed interest rate of 5.75% and pay a floating interest rate based on the compounded average daily SOFR plus 2.312%. We designated this interest rate swap agreement as a hedging instrument to the 2031 Notes.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”), which resulted in the issuance of a $410.0 million collateralized loan obligation (the “2015-1N Debt”). On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1

Issuer Preferred Interests held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively.
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,074)	(2,218)
Total Carrying Value				$377,926	$377,782
Weighted average interest rate				6.26%	6.59%
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
Since inception of Credit Fund and through September 30, 2025, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund was $130,501 and $120,217, respectively, as of September 30, 2025 and $193,001 and $182,636, respectively, as of December 31, 2024.
Our share of the dividends declared by Credit Fund was $5,000 for both the three months ended September 30, 2025 and the three months ended June 30, 2025. As of both September 30, 2025 and June 30, 2025, our annualized dividend yield from Credit Fund was 15.3%. Below is a summary of Credit Fund’s portfolio as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Senior secured loans(1)	$802,876	$547,672
Weighted average yields of senior secured loans based on amortized cost(2)	9.6%	10.3%
Weighted average yields of senior secured loans based on fair value(2)	9.7%	10.5%
Number of portfolio companies in Credit Fund	45	33
Average amount per portfolio company(1)	$17,842	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$6,611	$4,787
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$51,512	$39,712
Percentage of portfolio with PIK provisions(4)	6.6%	7.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2025 and December 31, 2024. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Consolidated Results of Operations
For the three months ended September 30, 2025 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2025 and June 30, 2025:

	Three Months Ended		Change
	September 30, 2025	June 30, 2025	$
Investment income:
Interest income	$53,330	$55,641	$(2,311)
PIK income	6,464	5,189	1,275
Dividend income	5,000	5,000	—
Other income	1,715	1,451	264
Total investment income	66,509	67,281	(772)
Expenses:
Base management fees	9,139	8,665	474
Incentive fees	5,612	5,934	(322)
Professional fees	778	1,015	(237)
Administrative service fees	512	498	14
Interest expense and credit facility fees	22,306	21,727	579
Directors’ fees and expenses	191	188	3
Other general and administrative	632	624	8
Excise tax expense	500	380	120
Total expenses	39,670	39,031	639
Net investment income (loss)	26,839	28,250	(1,411)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(16,427)	(357)	(16,070)
Net realized currency gain (loss) on non-investment assets and liabilities	22	229	(207)
Net realized gain (loss) on forward currency contracts	—	(2,471)	2,471
Net change in unrealized appreciation (depreciation) on investments	11,923	(3,112)	15,035
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,546	(9,404)	10,950
Net change in unrealized gain (loss) on forward currency contracts	—	1,495	(1,495)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(2,936)	(13,620)	10,684
Net increase (decrease) in net assets resulting from operations	$23,903	$14,630	$9,273
Investment Income
The decrease in investment income for the three months ended September 30, 2025, as compared to the three months ended June 30, 2025, was primarily driven by a decrease in accretion of discounts from repayment activity and lower weighted average yields on the portfolio. As of September 30, 2025, the size of our portfolio increased to $2,442,191 from $2,366,445 as of June 30, 2025, at amortized cost. As of September 30, 2025 and June 30, 2025, the weighted average yield of our total debt and income producing investments was 10.6% and 10.9%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of both periods ended September 30, 2025 and June 30, 2025, six of our debt and preferred equity investments were on non-accrual status. Non-accrual investments had a fair value of $23,508 and $48,069, which represented approximately 1.0% and 2.1% of total investments at fair value as of September 30, 2025 and June 30, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and June 30, 2025.
The increase in other income for the three months ended September 30, 2025, compared to the three months ended June 30, 2025, was primarily driven by an increase in prepayment fees.
Expenses
The increase in interest expense and credit facility fees was primarily driven by the change from a fixed rate to a floating rate on the 2030 Notes and higher average outstanding borrowings during the three months ended September 30, 2025.
The increase in base management fees was driven by higher average gross assets for the three months ended September 30, 2025 compared to the three months ended June 30, 2025.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended September 30, 2025 compared to the three months ended June 30, 2025.
For the three months ended September 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2025 and June 30, 2025 were as follows:

	Three Months Ended
	September 30, 2025	June 30, 2025
Realized gains on investments	$206	$121
Number of investments with realized gains	13	13
Realized losses on investments	$(16,633)	$(478)
Number of investments with realized losses	8	8
Change in unrealized appreciation on investments	$30,483	$20,411
Number of investments with unrealized appreciation	117	85
Change in unrealized depreciation on investments	$(18,560)	$(23,523)
Number of investments with unrealized depreciation	84	99
During the three months ended September 30, 2025, we recognized a realized net loss related to the restructurings of Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.) and FPG Intermediate Holdco, LLC. During the three months ended June 30, 2025, we recognized a realized net loss related to sale transactions with Credit Fund.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three and nine months ended September 30, 2025 and September 30, 2024
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2025	2024	$	2025	2024	$
Investment income:
Interest income	$53,330	$41,617	$11,713	$150,951	$131,008	$19,943
PIK income	6,464	5,033	1,431	17,032	16,301	731
Dividend income	5,000	8,276	(3,276)	16,554	25,333	(8,779)
Other income	1,715	1,039	676	4,117	3,594	523
Total investment income	66,509	55,965	10,544	188,654	176,236	12,418
Expenses:
Base management fees	9,139	6,590	2,549	25,413	20,155	5,258
Incentive fees	5,612	5,101	511	15,946	16,492	(546)
Professional fees	778	727	51	2,508	2,200	308
Administrative service fees	512	337	175	1,416	1,150	266
Interest expense and credit facility fees	22,306	16,882	5,424	62,636	51,361	11,275
Directors’ fees and expenses	191	147	44	527	457	70
Other general and administrative	632	547	85	1,934	1,658	276
Excise tax expense	500	750	(250)	1,556	2,557	(1,001)
Total expenses	39,670	31,081	8,589	111,936	96,030	15,906
Net investment income (loss)	26,839	24,884	1,955	76,718	80,206	(3,488)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(16,427)	(11,477)	(4,950)	(38,313)	(26,465)	(11,848)
Net realized currency gain (loss) on non-investment assets and liabilities	22	(593)	615	(345)	90	(435)
Net realized gain (loss) on forward currency contracts	—	—	—	313	—	313
Net change in unrealized appreciation (depreciation) on investments	11,923	9,085	2,838	25,108	14,930	10,178
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,546	(2,288)	3,834	(9,197)	(1,140)	(8,057)
Net change in unrealized gain (loss) on forward currency contracts	—	—	—	(1,697)	—	(1,697)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(2,936)	(5,273)	2,337	(24,131)	(12,585)	(11,546)
Net increase (decrease) in net assets resulting from operations	$23,903	$19,611	$4,292	$52,587	$67,621	$(15,034)
Investment Income
The increase in investment income for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily driven by a higher average outstanding investment balance due to net origination activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase. As of September 30, 2025, the size of our portfolio increased to $2,442,191 from $1,757,621 as of September 30, 2024, at amortized cost. As of September 30, 2025 and September 30, 2024, the weighted average yield of our total debt and income producing investments was 10.6% and 11.9%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025 and September 30, 2024, six and two of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $23,508 and

$10,472, which represented approximately 1.0% and 0.6% of total investments at fair value as of September 30, 2025 and September 30, 2024, respectively. The remaining income producing investments were performing and current on their interest payments as of September 30, 2025 and September 30, 2024.
The decrease in dividend income for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily driven by a decrease in dividend income from Credit Fund II due to the Credit Fund II Purchase.
The increase in other income for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was primarily driven by an increase in prepayment fees partially offset by a decrease in amendment fees.
Expenses
The increase in interest expense and credit facility fees for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, was primarily driven by a higher average principal balance during the three and nine months ended September 30, 2025, resulting from liabilities assumed in connection with the CSL III Merger.
The increase in base management fees for the three and nine months ended September 30, 2025, compared to the three and nine months ended September 30, 2024, was driven by a higher average gross assets as a result of the assets acquired in the CSL III Merger and the Credit Fund II Purchase for the three and nine months ended September 30, 2025.
The change in incentive fees for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024, is driven by changes in pre-incentive fee net investment income.
For the three and nine months ended September 30, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2025. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and changes in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized gains on investments	$206	$2,144	$1,270	$22,314
Number of investments with realized gains	13	2	33	17
Realized losses on investments	$(16,633)	$(13,621)	$(39,583)	$(48,779)
Number of investments with realized losses	8	3	16	8
Change in unrealized appreciation on investments	$30,483	$24,398	$67,436	$62,024
Number of investments with unrealized appreciation	117	80	110	105
Change in unrealized depreciation on investments	$(18,560)	$(15,313)	$(42,328)	$(47,094)
Number of investments with unrealized depreciation	84	93	115	93

During the nine months ended September 30, 2025, we recognized a net realized loss related to the restructuring of our investments in Aimbridge Acquisition Co., Inc. (from debt to equity), Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), FPG Intermediate Holdco, LLC, and the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase. During the nine months ended September 30, 2024, we recognized a net realized loss after the write-off of our investment in American Physician Partners, sale of our investments in Emergency Communications Network, LLC and Stonegate Pub Company Bidco Limited, partially offset by a realized gain from the recapitalization of our investment in Dermatology Associates and sale of our equity investment in Chartis Holding, LLC.
Net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of September 30, 2025, we had $1,315,719 of outstanding consolidated indebtedness under the Credit Facilities, the 2015-1N Debt, the 2028 Notes, and the 2030 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2025, we had $594,594 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of September 30, 2025 and December 31, 2024, the statutory debt to equity ratio was 1.10x and 1.20x, respectively. Refer to Note 8, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facilities.

	As of
	September 30, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$52,268	$56,575
Available borrowings under Credit Facilities	542,326	509,121
Total Liquidity	$594,594	$565,696

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
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q as of September 30, 2025 and the audited consolidated financial statements as of December 31, 2024 for any such exposure.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2025 and December 31, 2024:

	Par/Principal Amount as of
	September 30, 2025	December 31, 2024
Unfunded delayed draw commitments	$209,859	$105,485
Unfunded revolving commitments	149,198	73,762
Total unfunded commitments	$359,057	$179,247
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of September 30, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Nine Months Ended
September 30, 2025
Cash flows provided by (used in) operating activities	$(51,310)
Cash flows provided by (used in) financing activities	47,003
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,307)
During the nine months ended September 30, 2025, we paid $930,233 related to cost of investments purchased and received $779,900 in proceeds from sales and repayments on our investments. During the nine months ended September 30, 2025, we had net borrowings of $122,122 on our Credit Facilities and paid $74,877 of dividends in cash.
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
As of September 30, 2025 and December 31, 2024, the Company had total senior securities of $1,315,719 and $1,028,439, respectively, consisting of secured borrowings under the Credit Facility, the CSL III SPV Credit Facility, the 2028 Notes, the 2030 Notes, the 2015-1N Debt, and the Preferred Stock, and had asset coverage ratios of 190.6% and 183.2%, respectively. For the purposes of the asset coverage ratio as of December 31, 2024, the Preferred Stock is classified as a senior security.

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
Interest Rate Risk
As of September 30, 2025, on a fair value basis, approximately 99.4% of our debt investments bear interest at a floating rate, which primarily are subject to interest rate floors. The Credit Facilities and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, are hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. Commencing on the effective date of August 18, 2025, the 2030 Notes, which bear a fixed rate, is hedged through fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of September 30, 2025 and December 31, 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2025 and December 31, 2024 and based on the terms of our Credit Facilities and notes payable. Interest expense on our Credit Facilities and notes payable is calculated using the stated interest rate as of September 30, 2025 and December 31, 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investment in Credit Fund, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of September 30, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$65,205	$(39,472)	$25,733	$43,916	$(20,353)	$23,563
Up 200 basis points	$43,470	$(26,314)	$17,156	$29,277	$(13,569)	$15,708
Up 100 basis points	$21,735	$(13,157)	$8,578	$14,639	$(6,784)	$7,855
Down 100 basis points	$(21,735)	$13,157	$(8,578)	$(14,639)	$6,784	$(7,855)
Down 200 basis points	$(43,423)	$26,206	$(17,217)	$(29,261)	$13,569	$(15,692)
Down 300 basis points	$(63,845)	$38,191	$(25,654)	$(43,622)	$20,331	$(23,291)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2025 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	—	$—	—	$42,263
August 1, 2025 through August 31, 2025	—	$—	—	$42,263
September 1, 2025 through September 30, 2025	—	$—	—	$42,263
Total	—		—
(1)On trade date basis.
(2)On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's $200 million Stock Repurchase Program until November 5, 2026, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $200 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1
Third Supplemental Indenture, dated as of October 7, 2025, between Carlyle Secured Lending, Inc. and U.S. Bank Trust Company, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A.(incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2025)

10.2	Amendment to the Sixth Amended and Restated Limited Liability Company Agreement, dated as of August 20, 2025, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.

Dated: November 4, 2025	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan Chief Financial Officer (principal financial officer)