Form 10-K
period 2025-12-31
Carlyle Secured Lending, Inc.
filed 2026-02-24
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock at June 30, 2025, based on the closing price of the common stock on that date of $13.68 on The Nasdaq Global Select Market, held by those persons deemed by the registrant to be non-affiliates was approximately $947,175,156.
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at February 23, 2026 was 70,676,923.
Documents Incorporated by Reference: Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Form 10-K.

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
•the ability of Carlyle Global Credit Investment Management L.L.C., the investment adviser (the “Investment Adviser”), to locate suitable investments for us and to monitor and administer our investments;
•currency fluctuations and the adverse effect such fluctuations could have on the results of our investments in foreign companies, particularly to the extent that we receive payments denominated in foreign currency rather than U.S. dollars;
•the ability of The Carlyle Group Employee Co., L.L.C. to attract and retain highly talented professionals that can provide services to the investment adviser and administrator;

•our ability to maintain our status as a business development company (“BDC”); and
•our intent to satisfy the requirements of a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”);
•the expected synergies and savings associated with the CSL III Merger (as defined below);
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
•the term “Investment Adviser” refers to Carlyle Global Credit Investment Management L.L.C., a Delaware limited liability company and an investment adviser registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Advisers Act”) and a wholly owned and consolidated subsidiary of Carlyle, which serves as the investment adviser;
•the term “Credit Fund” refers to Middle Market Credit Fund, LLC, an unconsolidated limited liability company, in which we own a 50% economic interest and co-manage with Credit Partners USA LLC, and its wholly owned and consolidated subsidiaries;
•the term “Credit Fund II” refers to Middle Market Credit Fund II, LLC, a wholly owned and consolidated subsidiary as of December 31, 2025;
•the term “CSL III SPV” refers to Carlyle Secured Lending III SPV, L.L.C., a wholly owned and consolidated subsidiary as of December 31, 2025;
•the term “Structured Credit Partners” refers to Structured Credit Partners JV, LLC, the joint venture with Sixth Street Partners and Carlyle Credit Solutions Inc. (“CARS”), in which we own 25% of the voting interests; and
•references to “this Form 10-K” are to our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25.0 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
Our investment approach is focused on capital preservation based on long-term fundamental credit performance. The Investment Adviser’s investment team utilizes a rigorous, systematic, and consistent investment process, refined over Carlyle’s 38-year history investing in private markets across multiple cycles, designed to achieve enhanced risk-adjusted returns. In conducting our investment activities, we believe that we benefit from the significant scale and resources of Carlyle, including the Investment Adviser and its affiliates.
On March 27, 2025, we completed our acquisition of Carlyle Secured Lending III (“CSL III”), a Maryland corporation, pursuant to the Agreement and Plan of Merger (as amended the “Merger Agreement”), dated as of August 2, 2024, by and among us, CSL III, Blue Fox Merger Sub Inc., a Maryland corporation and our wholly owned subsidiary (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, Merger Sub first merged with and into CSL III, with CSL III continuing as the surviving company and as our wholly owned subsidiary (the “Merger”) and immediately thereafter, CSL III merged with and into us, with us continuing as the surviving company (together with the Merger, the “CSL III Merger”).
The Investment Adviser
The Investment Adviser manages our investment activities, including sourcing potential investments, conducting research and due diligence on prospective investments, analyzing and structuring our investments and monitoring our investments on an ongoing basis.
The Investment Adviser is part of Carlyle’s Global Credit segment, and benefits from the more than 205 experienced investment professionals across the origination, capital markets, underwriting and portfolio management teams. The Investment Adviser’s investment committee that oversees our investment activities comprises several of the most senior credit professionals within the Global Credit segment, with backgrounds and expertise across multiple asset classes with significant industry experience and tenure. The investment committee is responsible for reviewing and approving our investment opportunities. The members of the investment committee have experience investing through different credit cycles. The investment committee is led by Mark Jenkins, a Managing Director and Co-President and Head of Global Credit & Insurance at Carlyle.
The Investment Adviser also serves, and may in the future serve, as investment adviser to other existing and future affiliated BDCs that have investment objectives similar to our investment objectives.
On April 3, 2013, the Company’s Board of Directors, including a majority of the directors who are not “interested persons” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Directors”), approved an investment advisory agreement (the “Original Investment Advisory Agreement”) between the Company and the Investment Adviser in accordance with, and on the basis of an evaluation satisfactory to such directors as required by, Section 15(c) of the Investment Company Act. The Original Investment Advisory Agreement was amended on September 15, 2017, August 6, 2018, and February 20, 2025, after the approval of the Company’s Board of Directors, including a majority of the Independent Directors, at in-person meetings of the Board of Directors held on May 30, 2017, August 6, 2018, and February 18, 2025, and the approval of the Company’s stockholders at special meetings of stockholders held on September 15, 2017 and August 6, 2018 (as amended, the “Investment Advisory Agreement”).
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
Our base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with generally accepted accounting principles in the United States, includes assets acquired through the incurrence of debt (see Note 9, Borrowings, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), and excludes cash and any temporary investments in cash-equivalents, including U.S. government securities and other high-quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
The incentive fee has two parts. The first part is calculated and payable quarterly in arrears based on the pre-incentive fee net investment income for the immediately preceding calendar quarter. The second part is determined and payable in arrears based on capital gains as of the end of each calendar year.
Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the operating expenses accrued for the quarter (including the base management fee, expenses payable under the administration agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature, accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Pre-incentive fee net investment income excludes any amortization or accretion of purchase premiums or purchase discounts to interest income resulting solely from merger-related or acquisition-related accounting adjustments in connection with the assets acquired in the CSL III Merger, Credit Fund II Purchase (as defined below), or in any similar asset acquisition transaction, including any premium or discount paid for the acquisition of such assets, solely to the extent that the inclusion of such merger-related or acquisition-related accounting adjustments, in the aggregate, would result in an increase in Pre-Incentive Fee Net Investment Income.
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
Carlyle
The Investment Adviser and Administrator are affiliates of Carlyle. Carlyle is one of the world’s largest global investment firms that deploys private capital across three business segments: Global Private Equity, Global Credit, and Carlyle AlpInvest. With $477 billion of assets under management (“AUM”) as of December 31, 2025, Carlyle’s teams invest across a range of strategies that leverage its deep industry expertise, local insights, and global resources to deliver attractive returns throughout an investment cycle. Carlyle employs more than 2,500 employees, including 770 investment professionals in 27 offices across four continents, and serves more than 3,200 active carry fund investors from 87 countries.
Carlyle’s Global Credit segment, which had $211 billion in AUM as of December 31, 2025, advises products that pursue investment strategies across the credit spectrum, including liquid credit, opportunistic credit, direct lending, asset-backed finance, aviation finance, infrastructure credit, and cross-platform credit products. Global Credit, which also includes the insurance solutions and global capital markets businesses, has been Carlyle’s fastest-growing segment in the past five years, with total AUM nearly quadrupling in that period. Since the establishment of Global Credit in 1999, these various capital sources have provided the opportunity for Carlyle to offer highly customizable and creative financing solutions to borrowers to meet their specific capital needs. Carlyle draws on the expertise and underwriting capabilities of its more than 205 investment professionals and leverages the resources and industry expertise of Carlyle’s global network to provide creative solutions for borrowers.

Strategic Relationships
We have established, and may in the future establish, strategic relationships that may diversify our product offering, increase our scale, enhance our origination capabilities or provide other benefits.
To this end, in February 2016, we and Credit Partners USA LLC (“Credit Partners”), a wholly owned subsidiary of PSP Investments Holding USA LLC, an affiliate of a large Canadian pension fund, agreed to co-invest through Credit Fund, a joint venture primarily focused on investing in senior secured loans to middle market companies. Since its inception and through December 31, 2025, Credit Fund has invested in over $4.0 billion, before any repayments or exits, of senior secured loans. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175.0 million each as of December 31, 2025, which was subsequently increased to $250.0 million each on February 11, 2026.
Additionally, in November 2020, we and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, agreed to co-invest through Credit Fund II, a joint venture primarily focused on investing in senior secured loans of middle market companies. Since the inception of Credit Fund II through December 31, 2024, the Company and CCLF made capital contributions of $78.1 million and $12.7 million in members’ equity, respectively, and owned 84.13% and 15.87% of Credit Fund II. On February 10, 2025, we and CCLF entered into an amendment to the Credit Fund II limited liability company agreement (as so amended, the “Amended Credit Fund II LLCA”). Pursuant to the terms of the Amended Credit Fund II LLCA, Credit Fund II distributed $2.7 million to CCLF, and we contributed $140.0 million in cash to Credit Fund II. Such distributions and contributions were accounted for as a reduction in CCLF's membership interest based on the net asset value of Credit Fund II as of December 31, 2024. On February 11, 2025, we entered into a membership interest purchase agreement, (“Credit Fund II Purchase”) to purchase CCLF's remaining membership interest for cash at the net asset value thereof as of December 31, 2024, after which Credit Fund II became our wholly owned subsidiary and in connection therewith the CCLF board members resigned.
In December 2025, we, together with Carlyle Credit Solutions, Inc. (“CARS”), an affiliated BDC, and certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with us and CARS, the “SCP Members”), agreed to co-invest through Structured Credit Partners JV, LLC (“Structured Credit Partners”), a joint venture that will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. We and CARS each own 25% of the voting interest in Structured Credit Partners, with the remaining 50% ownership held by Sixth Street. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150.0 million, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600.0 million, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Nominating and Governance Committee of the Board of Directors, and a Compensation Committee. In 2024, the Board of Directors established a Special Committee, consisting solely of Independent Directors, to evaluate the terms of the CSL III Merger, which was completed in 2025. The Special Committee is no longer active. In the future, the Board of Directors, in its discretion, may establish additional committees as it deems necessary or appropriate.
Competitive Strengths
Carlyle Global Credit’s key competitive strengths are based on Carlyle’s integrated platform – with a breadth of capabilities, scale of capital and depth of expertise – which Carlyle believes allows it to mitigate competition and thereby improve our ability to deliver on the expectations of stockholders. We believe the following characteristics distinguish Carlyle’s capabilities in private credit:
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
•Scale of Capital. With $211 billion of AUM as of December 31, 2025 across its platform, Carlyle Global Credit maintains a significant capital base that can provide a full capital solution, delivering certainty of execution for borrowers and mitigating opportunities for competitive disintermediation.
•Depth of Expertise. Carlyle is a market leading global platform with $477 billion of AUM, an experienced and tenured bench of 770 investment professionals with well-established, long-standing relationships with sponsors, management teams, and industry experts, as of December 31, 2025. Carlyle believes that it brings differentiated diligence insights and extensive experience to inform credit selection. As a firm, Carlyle seeks to bring the collective power of the global platform with respect to individual investments, including sector credit analysts, Carlyle Private Equity’s deep knowledge and relationships with potential customers, suppliers or competitors of a given company, and internal dedicated diligence groups (e.g., government affairs and environment, social and corporate governance (“ESG”)). Carlyle believes this integrated and collaborative approach allows it to move faster and with higher conviction than its competitors in many scenarios.
•Rigorous Credit Selection. Carlyle employs a robust, iterative and heavily documented underwriting process for its Direct Lending business, which consists of four “gates” where a credit is reviewed and requires sign-off, including (i) at the point of origination, (ii) by the underwriting team, (iii) by Carlyle Direct Lending’s screening committee (the “Direct Lending Screening Committee” or the “Screening Committee”) and finally (iv) by Carlyle’s Private Credit Investment Committee at the Investment Adviser that oversees our investment activities. This rigorous diligence approach has allowed for a less than 5% closing rate on new transactions that were reviewed by the deal team over the past 12 months.
•Defensive Approach. Carlyle approaches the direct lending business with a defensive mindset that permeates all aspects of investment selection. On a strategic level, Carlyle seeks to construct well diversified portfolios, heavily weighted towards non-cyclical industries, and applies only moderate leverage at the portfolio level in order to seek to generate sustainable income levels. In addition, in individual asset selection, Carlyle favors sponsored over non-sponsored borrowers, seeks to transact with sponsors it knows well (approximately 80% of Carlyle Direct Lending’s business is with repeat sponsors), works with companies it knows well via its significant incumbencies, seeks opportunities at the top of the capital structure, and primarily invests in transactions where Carlyle maintains leadership or roles with significant influence (approximately 75% of originations having a titled role in recent years).
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
•Large and Growing U.S. Middle Market. The middle market direct lending asset class has undergone tremendous growth and maturation over the past decade and is one of the largest sub-segments of private credit, a now $1,950+ billion market. Carlyle believes this growth has been driven by fundamentally sound, secular drivers, including the expansion of private market activity, increased bank regulation and consolidation and structural changes in liquid credit markets, all of which we believe creates a significant opportunity for private credit investing.
•Benefits of Traditional Middle Market Focus. Carlyle believes that there are meaningful benefits to investing in middle market directly originated assets, which allows the strategy to generate excess return as compared to traditional fixed income asset classes, with comparable risk performance. The excess return is generated by prudently taking incremental complexity and illiquidity risk. Traditional middle market companies offer more attractive economics in the form of upfront fees, spreads and prepayment penalties. In addition, senior secured middle market loans typically have strong defensive characteristics and structural protections, including priority in the capital structure and covenants. Many of the middle market loans are structured with financial covenants in contrast to broadly syndicated markets, where financial covenants are comparatively rare. Additional protection may be gained through better credit documentation and control, enhanced management and diligence access, monitoring of assets, and significantly more influence in the instance of a workout scenario.
•Market Environment Favors Non-Traditional Lenders. The direct lending asset class has also benefited from an ongoing secular trend in the banking industry. Post Great Financial Crisis in 2008, as tougher regulations have reshaped the landscape, traditional banks have reduced their lending capabilities. As banks have retreated due to a number of new laws, regulations and regulatory guidance, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Basel III regulatory capital framework, institutional investors have increased their lending capabilities to fill the void.
•Favorable Capital Markets Trends. Over the past two decades, Carlyle has witnessed a secular trend with respect to the shift in economic activity from public to privately owned businesses due to less appetite for public market exposure. The number of public companies in the U.S. has dropped by nearly 50% from its peak, with a mirror image increase in the rise of private equity-backed companies. Overall public listing activity has declined by approximately two-thirds over the past forty years. These privately owned companies often prefer to finance themselves through the private markets, which has allowed for a natural expansion of the market opportunity for direct lenders on a secular basis for over a decade. Given current market dynamics, Carlyle believes that the asset class will continue to expand.
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
The Investment Adviser’s investment team intends to use a disciplined, credit-driven investment strategy, including:
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
Investment Process
Origination
The Carlyle Direct Lending investment team’s multi-channel origination model generates attractive investment opportunities through a variety of sources, including over 250 private equity firms, financial institutions, other middle market lenders, strategic relationships and arrangements, financial advisors, and experienced management teams. The origination team supplements these relationships through personal visits and marketing campaigns focused on maximizing investment deal flow. It is their responsibility to identify specific opportunities, refine opportunities through candid exploration of the underlying facts and circumstances and to apply creative and flexible solutions to solve a borrower or sponsor’s financing needs. The team of origination professionals is located in New York and Los Angeles. Each originator maintains long-standing relationships with potential sources of deal flow and is responsible for covering a specified target list of accounts, organized by geography and secondarily by sector. Carlyle believes the originators’ strengths and breadth of relationships across a wide range of markets generate numerous financing opportunities, which enable it to be highly selective through its diligence and investment process, with 5% of new investment opportunities screened over the past 12 months closing. The investment team of Carlyle Direct Lending has cultivated very strong relationships with private equity sponsors with whom it works closely in sourcing and executing transactions. Carlyle believes that borrowers benefit from full financing solutions, access to the vast Carlyle network, and reliable execution.
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
The Investment Adviser incorporates formal ESG reviews into its investment process. All deals are thoroughly vetted leveraging sector- and sub-sector-specific Sustainability Accounting Standards Board standards. ESG diligence incorporates country risk assessments for corruption and anti-money laundering concerns as well. The underwriters are responsible for assessing these ESG risks and including their assessment in the deal memo that the Screening and Investment Committees will review.
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

Beyond the policies detailed above, the Investment Adviser’s investment team performs analyses and projections to assess potential exposure of the portfolio to variable macroeconomic factors and market conditions. Sample analyses include assessing (i) the impact of rising operating costs on our borrowers and end consumers due to inflationary pressures, particularly in food and energy, (ii) volatility in foreign exchange rates, (iii) impact of geopolitical tensions, (iv) interest rate sensitivity and (v) disruptions in our supply chain. These analyses can take the form of periodic (weekly/monthly/quarterly) reports as well as ad hoc analysis based on current market conditions.
Portfolio Composition
As of December 31, 2025, the fair value of our investments was approximately $2.5 billion in 165 portfolio companies/investment funds. The type, geography and industry composition of our investments, each as a percentage of the fair value of our investments as of December 31, 2025, were as follows:

As of
Type—% of Fair Value	December 31, 2025
First Lien Debt	83.7%
Second Lien Debt	3.9
Equity Investments	5.8
Investment Funds	6.6
Total	100.0%

As of
Type—% of Fair Value of First and Second Lien Debt	December 31, 2025
Floating Rate	99.4%
Fixed Rate	0.6
Total	100.0%

As of
Geography—% of Fair Value	December 31, 2025
Australia	0.2%
Canada	4.3
France	1.1
Ireland	0.3
Italy	1.1
Luxembourg	0.5
Spain	0.3
Sweden	0.0
United Kingdom	4.1
United States	88.1
Total	100.0%

As of
Industry—% of Fair Value	December 31, 2025
Aerospace & Defense	1.7%
Auto Aftermarket & Services	2.2
Beverage & Food	0.5
Business Services	7.6
Capital Equipment	4.3
Chemicals, Plastics & Rubber	1.3
Construction & Building	4.4
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.1
Containers, Packaging & Glass	2.3
Diversified Financial Services	7.8
Energy: Electricity	0.5
Energy: Oil & Gas	0.1
Environmental Industries	2.3
Healthcare & Pharmaceuticals	19.4
High Tech Industries	6.5
Investment Funds	6.6
Leisure Products & Services	4.9
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	0.5
Retail	0.8
Software	12.0
Sovereign & Public Finance	0.2
Telecommunications	2.4
Transportation: Cargo	0.7
Transportation: Consumer	0.9
Utilities: Oil & Gas	0.6
Utilities: Water	0.4
Wholesale	0.8
Total	100.0%

See the Consolidated Schedule of Investments as of December 31, 2025 in our consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type, cost and fair value of investments.
Allocation of Investment Opportunities and Potential Conflicts of Interest
The Investment Adviser, its investment professionals, our executive officers and directors, and other current and future principals of the Investment Adviser serve or may serve as investment advisers, officers, directors or principals of entities or investment funds that operate in the same line of business as we do or a related line of business and/or investment funds, accounts and other similar arrangements advised by Carlyle.
An affiliated investment fund, account or other similar arrangement currently formed or formed in the future and managed by the Investment Adviser or its affiliates may have overlapping investment objectives and strategies with our own and, accordingly, may invest in asset classes similar to those targeted by us. This creates potential conflicts in allocating investment opportunities among us and such other investment funds, accounts and similar arrangements, particularly in circumstances where the availability or liquidity of such investment opportunities is limited or where co-investments by us and other funds, accounts or similar arrangements are not permitted under applicable law, as discussed below.
For example, Carlyle sponsors several investment funds, accounts and other similar arrangements, including, without limitation, structured credit funds, closed-end registered investment companies, BDCs, carry funds, and managed accounts and it may sponsor others in the future. The SEC has granted us exemptive relief that permits us and certain of our affiliates to co-invest in suitable negotiated investments (the “Exemptive Relief”). If Carlyle is presented with investment opportunities that generally fall within our investment objective and other board-established criteria and those of other Carlyle funds, accounts or other similar arrangements (including other existing and future affiliated BDCs), whether focused on a debt strategy or otherwise, Carlyle allocates such opportunities among us and such other Carlyle funds, accounts or other similar arrangements in a manner consistent with the Exemptive Relief, the Investment Adviser’s allocation policies and procedures and Carlyle’s other allocation policies and procedures, where applicable, as discussed below. More specifically, investment opportunities in suitable negotiated investments for investment funds, accounts and other similar arrangements managed by the Investment Adviser, and other funds, accounts or similar arrangements managed by affiliated investment advisers that seek to co-invest with us or other Carlyle BDCs, are allocated in accordance with the Exemptive Relief. Investment opportunities for all other investment funds, accounts and other similar arrangements not managed by the Investment Adviser are allocated in accordance with their respective investment advisers’ and Carlyle’s other allocation policies and procedures. Such policies and procedures may result in certain investment opportunities that are attractive to us being allocated to other funds that are not managed by the Investment Adviser. Carlyle’s, including the Investment Adviser’s, allocation policies and procedures are designed to allocate investment opportunities fairly and equitably among its clients over time, taking into account a variety of factors which may include the sourcing of the transaction, the nature of the investment focus of each such other Carlyle fund, accounts or other similar arrangements, each fund’s, account’s or similar arrangement’s desired level of investment, the relative amounts of capital available for investment, the nature and extent of involvement in the transaction on the part of the respective teams of investment professionals, any requirements contained in the limited partnership agreements and other governing agreements of the Carlyle funds, accounts or other similar arrangements and other considerations deemed relevant by Carlyle in good faith, including suitability considerations and reputational matters. The application of these considerations may cause differences in the performance of different Carlyle funds, accounts and similar arrangements that have similar strategies.
Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with clients of the Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable laws and regulations, existing regulatory guidance, and the Investment Adviser’s and Carlyle’s other allocation policies and procedures.
While Carlyle and the Investment Adviser seek to implement their respective allocation processes in a fair and equitable manner under the particular circumstances, there can be no assurance that it will result in equivalent allocation of or participation in investment opportunities or equivalent performance of investments allocated to us as compared to the other entities. In some cases, due to information barriers that are in place, we and other Carlyle investment funds, accounts or other similar arrangements may compete with each other for specific investment opportunities without being aware that they are competing with each other. Carlyle has a conflict system in place above these information barriers to identify potential conflicts early in the process and determine if an allocation decision needs to be made or if an investment is precluded. If the conflict system detects a potential conflict, the legal and compliance departments of Carlyle assess investment opportunities to determine whether a particular investment opportunity is required to be allocated to a particular investment fund, account or other similar arrangement (including us) or is prohibited from being allocated to a particular investment fund, account or similar arrangement. Subject to a determination by the legal and compliance departments (if applicable), portfolio management teams and, as applicable, the Investment Adviser's allocation committees, are then charged with ensuring that investment opportunities are allocated to the appropriate investment fund, account or similar arrangement in accordance with the Investment Adviser's allocation policies and procedures. In addition, in some cases Carlyle and the Investment Adviser may make investment recommendations to investment funds, accounts and other similar arrangements where the investment funds, accounts and other similar arrangements make the investment independently of Carlyle and the Investment Adviser. As a result, there are circumstances where investments appropriate for us are instead allocated, in whole or in part, to such other investment funds, accounts or other similar arrangements irrespective of the Investment Adviser’s and Carlyle’s other policies and procedures regarding allocation of investments. Where Carlyle otherwise has discretion to allocate investment opportunities among various funds, accounts and other similar arrangements, it should be noted that Carlyle may determine to allocate such investment opportunities away from us.
During periods of unusual market conditions, the Investment Adviser may deviate from its normal trade allocation practices. For example, this may occur with respect to the management of unlevered and/or long-only investment funds, accounts or similar arrangements that are typically managed on a side-by-side basis with levered and/or long-short investment funds, accounts or similar arrangements.
For potential conflicts of interest in allocating investment opportunities among the Company and other investment funds, accounts or similar arrangements advised by Carlyle, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—There are significant potential conflicts of interest, including the management of other investment funds and accounts by the Investment Adviser, which could impact our investment returns and the holders of our common stock.”
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

The Investment Company Act contains prohibitions and restrictions relating to certain transactions between BDCs and certain affiliates (including any investment advisers or sub-advisers), principal underwriters and certain affiliates of those affiliates or underwriters. Because we are a BDC, we are not generally permitted to make loans to companies controlled by Carlyle or other funds managed by Carlyle. We are also not permitted to make any co-investments with the Investment Adviser or its affiliates (including any fund managed by Carlyle) without complying with our Exemptive Relief, subject to certain exceptions, including with respect to our downstream affiliates. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. We may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, and the Investment Adviser’s allocation policies and procedures.
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
On April 12, 2022, we changed our name from TCG BDC, Inc. to Carlyle Secured Lending, Inc. In connection therewith, we have adopted a policy to invest, under normal circumstances, at least 80% of our total assets (net assets plus borrowings for investment purposes) in secured debt investments or instruments that provide investment exposure to secured debt investments, including through investment vehicles that typically invest at least 80% of their total assets in secured debt investments. This policy may be changed with 60 days’ prior notice to our stockholders. None of our investment policies are fundamental, and thus may be changed without stockholder approval.
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
We are generally not able to issue and sell our common stock at a price below net asset value (“NAV”) per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current NAV of our common stock if our Independent Directors determine that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In any such case, the price at which our common stock is to be issued and sold may not be less than a price that, in the determination of our Independent Directors, closely approximates the market value of such shares (less any distributing commission or discount). In addition, we may generally issue new shares of our common stock at a price below NAV in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances. Pursuant to approval granted at a special meeting of stockholders held on June 9, 2025, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 9, 2026. See Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Business and Structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we will, raise additional capital. As a BDC, the necessity of raising additional capital may expose us to risks, including the typical risks associated with leverage” and “—The NAV per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current NAV per share of our common stock.”
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
Managerial Assistance to Portfolio Companies
    As a BDC, we must offer, and must provide, upon request from our portfolio companies, significant managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. The Investment Adviser may provide all or a portion of this assistance pursuant to the Investment Advisory Agreement, the costs of which will be reimbursed by us. We may receive fees for these services.
Temporary Investments
Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as “temporary investments,” so that 70% of our assets are qualifying assets. We may also invest in U.S. Treasury bills or in repurchase agreements, provided that such agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our gross assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC. Thus, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. The Investment Adviser will monitor the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
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
Codes of Ethics
We have adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and the Investment Adviser has adopted a code of ethics pursuant to Rule 17j-1 under the Investment Company Act and Rule 204A-1 under the Advisers Act (collectively, the “Rule 17j-1 Codes of Ethics”), which establish procedures for personal investments and restricts certain transactions and apply to, among others, our Chief Executive Officer and Chief Financial Officer. The Rule 17j-1 Codes of Ethics generally do not permit investments by personnel subject to them in securities that may be purchased or sold by us. The Rule 17j-1 Codes of Ethics are filed with the SEC (www.sec.gov).
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
Compliance Policies and Procedures
We and the Investment Adviser have each adopted and implemented written policies and procedures reasonably designed to detect and prevent violation of the federal securities laws and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation. Our Chief Compliance Officer is responsible for administering these policies and procedures.
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
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Investment Adviser. The proxy voting policies and procedures of the Investment Adviser are set forth below. These guidelines are reviewed periodically by the Investment Adviser and our Independent Directors, and, accordingly, are subject to change.
An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, the Investment Adviser recognizes that it must vote portfolio securities in a timely manner free of conflicts of interest and in the best interests of its clients.

These policies and procedures for voting proxies are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.
The Investment Adviser will vote proxies relating to our portfolio securities in what it perceives to be the best interest of our stockholders. The Investment Adviser will review on a case-by-case basis each proposal submitted to a stockholder vote to determine its impact on the portfolio securities held by us. Although the Investment Adviser will generally vote against proposals that may have a negative impact on our portfolio securities, it may vote for such a proposal if there exist compelling long-term reasons to do so.
The Investment Adviser’s proxy voting decisions will be made by its investment committee. To ensure that the vote is not the product of a conflict of interest, the Investment Adviser will require that: (1) anyone involved in the decision making process discloses to the Investment Committee, and Independent Directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Investment Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
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
Compliance with Listing Requirements
Our shares of common stock are trading on the Nasdaq Global Select Market under the symbol “CGBD”. As a listed company on the Nasdaq Global Select Market, we are subject to various listing standards including corporate governance listing standards. We monitor our compliance with all listing standards and take actions necessary to ensure that we are in compliance therewith.
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
We expect to use the expertise of the members of the Investment Committee and its investment team to assess investment risks and determine appropriate pricing for our investments. In addition, we expect that extensive direct origination resources, broad product capabilities, ability to commit capital in scale and the depth of expertise of the Investment Adviser’s investment team will enable us to learn about and compete effectively for, financing opportunities with attractive middle market companies in the industries in which we seek to invest. For additional information concerning the competitive risks we face, see Part I, Item 1A of this Form 10-K “Risk Factors—Risks Related to Our Investments—We operate in a highly competitive market for investment opportunities, and compete with investment vehicles sponsored or advised by our affiliates.”
Staffing
We do not currently have any employees. Our President and Chief Financial Officer, a Partner of Carlyle, our Principal Accounting Officer, a Principal of Carlyle, and our Chief Compliance Officer and Secretary, a Partner of Carlyle, are retained by our Administrator pursuant to the Carlyle Sub-Administration Agreement. Each of these professionals performs their respective functions for us under the terms of our Administration Agreement.
Our day-to-day investment operations are managed by the Investment Adviser. The Investment Adviser has entered into a personnel agreement with Carlyle Employee Co., pursuant to which the Investment Adviser has access to the members of its investment committee, and a team of additional experienced investment professionals who, collectively, comprise the Investment Adviser’s investment team. The Investment Adviser may hire additional investment professionals to provide services to us.

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
•We are dependent upon the Investment Adviser for our future success, and there are significant potential conflicts of interest that could impact our investment returns.
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
•Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
•Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
•We are subject to certain risks as a result of our direct interest in the 2015-1 Issuer Preferred Interests (as defined below).

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
•The financial projections of our portfolio companies could prove inaccurate, and the due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
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
•Tariffs may adversely affect us or our portfolio companies.
Risks Related to an Investment in Our Securities
•Investing in our securities involves a high degree of risk and the market price of our securities may fluctuate significantly.
•Our shares of common stock have traded at a discount to NAV and may do so again.
•Holders of any preferred stock we may issue may have the right to elect members of the board of directors and class voting rights on certain matters.
•Purchases of our common stock under our stock repurchase program, including the Company 10b5-1 Plan (as defined below), may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
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
•We cannot assure that an active trading market for the 2030 Notes (as defined below) and 2031 Notes (as defined below) will develop or be maintained.
•We may not be able to repurchase the 2030 Notes or 2031 Notes upon a Change of Control Repurchase Event (as defined below).
•We may choose to redeem the 2030 Notes and 2031 Notes when prevailing interest rates are relatively low.

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
U.S. capital markets continue to experience disruptions and volatility. Over the last several years, markets have been affected by an elevated interest rate environment as a result of inflation and continued geopolitical tensions (including the Israeli-Palestinian conflict and the ongoing military conflict between Russia and Ukraine). These events, as well as broader political uncertainty related to tariffs and global trade negotiations, geopolitical tensions, dissemination of misinformation and the use of new technologies, such as AI, and the risk of a global health pandemic, have contributed to unpredictable general economic conditions that are materially and adversely impacting the broader financial and credit markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows, as well as the businesses of our portfolio companies, and the broader financial and credit markets.
At various times, such disruptions have resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. Such conditions may occur for a prolonged period of time again, and may materially worsen in the future, including as a result of U.S. government shutdowns, or future downgrades to the U.S. government's sovereign credit rating, including as a result of a default or the threat of default on its debt, or the perceived credit worthiness of the U.S. or other large global economies. In addition, the current U.S. political environment and the resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, taxation, economic, environmental and other policies under the current Administration, as well as the impact of geopolitical tension, such as a deterioration in the bilateral relationship between the U.S. and China or in the ongoing conflict between Russia and Ukraine, could lead to disruption, instability and volatility in the global markets. While the current U.S. administration has signaled a reduced emphasis on regulation, past U.S. administrations supported an enhanced regulatory agenda. Changes in regulation can impose greater costs on certain sectors, including financial services, or otherwise impact the competitive environment for obligors, which could adversely impact us. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, and limit our ability to grow and could have a material negative impact on our operating results, financial condition, results of operations and cash flows and the fair values of our debt and equity investments. Geopolitical events can lead to military or other conflicts or sanctions that could adversely impact obligors who are sanctioned persons, are located in a sanctioned country or a country that is involved in a conflict, or who do business with a sanctioned person or country or with a country that is involved in a conflict. Conversely, changes in enforcement priorities could impact the ability or cost of doing business in particular jurisdictions.
In addition, the U.S. and global capital markets have in the past, and may in the future, experience periods of extreme volatility and disruption during economic downturns and recessions. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as actual or potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. In addition, the fiscal policy of large foreign nations may have a severe impact on the worldwide and U.S. financial markets. Trade wars, tariffs and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. Increases to budget deficits or direct and contingent sovereign debt may create concerns about the ability of certain nations to service their sovereign debt obligations and any risks resulting from any such debt crisis in Europe, the U.S. or elsewhere could have a detrimental impact on the global economy, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. Austerity measures that certain countries may agree to as part of any debt crisis or disruptions to major financial trading markets may adversely affect world economic conditions, our business and the businesses of our portfolio companies. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
The Federal Reserve raised the Federal Funds Rate throughout 2022 and 2023 before it cut the Federal Funds Rate multiple times in 2024 and 2025. The Federal Reserve could again raise the Federal Funds Rate if inflation exceeds certain levels in the United States. These developments, along with the United States government’s credit and deficit concerns, global economic uncertainties and market volatility, have caused and could continue to cause interest rates to be volatile, which may negatively impact our ability to access the capital markets on favorable terms.
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

We are dependent upon the Investment Adviser for our future success.
We do not have any employees. We depend on the diligence, skill, judgment and network of business contacts of the Investment Adviser’s investment professionals and the Carlyle Direct Lending platform to source appropriate investments for us. We depend on members of the Investment Adviser’s investment team to appropriately analyze our investments and the Investment Committee to approve and monitor our middle market portfolio investments. The Investment Committee, together with the other members of its investment team, evaluate, negotiate, structure, close and monitor our investments. Our future success will depend on the continued availability of the members of the Investment Committee and the other investment professionals available to the Investment Adviser. Neither we nor the Investment Adviser has employment agreements with these individuals or other key personnel, and we cannot provide any assurance that unforeseen business, medical, personal or other circumstances would not lead any such individual to terminate his or her relationship with us. The loss of any senior investment professionals to which the Investment Adviser has access, including members of the Investment Committee, or a significant number of the investment professionals of the Investment Adviser, could have a material adverse effect on our ability to achieve our investment objective as well as on our financial condition and results of operations. The market for qualified professionals is extremely competitive across levels and areas of expertise, and the Investment Adviser may not be successful in its efforts to recruit, retain and motivate these professionals. In addition, the Investment Adviser has seen increased focus by prospective candidates on hybrid work arrangements and arrangements providing more flexibility, including around location. If the Investment Adviser’s approach to in-office and remote-work arrangements is not perceived as favorable as compared to the arrangements offered by competitors, it may experience an even further increase in competition for talent and it may be difficult to recruit and retain investment professionals. The Investment Adviser has experienced upward pressure on compensation packages given the increased competition to hire and retain talented personnel. Even when the Investment Adviser offers top-of-market compensation packages, it may not be able to attract and retain all of their desired personnel due to shifting workforce priorities.
In addition, we cannot assure you that the Investment Adviser will remain the investment adviser or that we will continue to have access to Carlyle’s investment professionals or its information and deal flow. If, due to extraordinary market conditions or other reasons, we and other funds managed by the Investment Adviser or its affiliates were to incur substantial losses, the revenues of the Investment Adviser and its affiliates may decline substantially. Such losses may hamper the Investment Adviser's and its affiliates' ability to provide the same level of service to us as it would have. Further, there can be no assurance that the Investment Adviser will replicate Carlyle’s historical success, and we caution you that our investment returns could be substantially lower than the returns achieved by other Carlyle-managed funds.
There are significant potential conflicts of interest, including the management of other investment funds and accounts by the Investment Adviser, which could impact our investment returns and the holders of our common stock.
Our executive officers and directors, other current and future principals of the Investment Adviser and certain members of the Investment Committee currently serve, and may continue to serve, as officers, directors or principals of other entities and affiliates of the Investment Adviser and funds managed by our affiliates that operate in the same or a related line of business as we do. Currently, our executive officers, as well as the other principals of the Investment Adviser manage other funds affiliated with Carlyle, including other existing and future affiliated BDCs. In addition, the Investment Adviser’s investment team has responsibilities for sourcing and managing investments for certain other investment funds and accounts. Accordingly, they have obligations to investors in those entities, the fulfillment of which may not be in the best interests of, or may be adverse to the interests of, us or our stockholders. Although the professional staff of the Investment Adviser will devote as much time to our management as appropriate to enable the Investment Adviser to perform its duties in accordance with the Investment Advisory Agreement, the investment professionals of the Investment Adviser may have conflicts in allocating their time and services among us, on the one hand, and investment vehicles managed by Carlyle or one or more of its affiliates on the other hand.
The Investment Adviser and its affiliated investment managers may face conflicts in allocating investment opportunities between us and affiliated investment vehicles that have overlapping objectives with ours. For example, certain affiliated investment vehicles may have arrangements that provide for higher management or incentive fees, greater expense reimbursements or overhead allocations, or permit the Investment Adviser and its affiliates to receive transaction fees not permitted under the Investment Company Act, all of which may contribute to this conflict of interest and create an incentive for the Investment Adviser or its affiliated investment managers to favor such other accounts. Furthermore, the Investment Adviser and its affiliated investment managers may form vehicles for the benefit of third-party investors that will be entitled to a portion of the allocation with respect to an investment. Such co-investment rights could result in us being allocated a smaller share of an investment than would otherwise be the case in the absence of such co-investment rights. Although the Investment Adviser will endeavor to allocate investment opportunities in a fair and equitable manner in accordance with its allocation policies and procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Investment Adviser or an investment manager affiliated with the Investment Adviser, including Carlyle.
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
It is possible that Carlyle or an affiliated investment vehicle will invest in a company that is or becomes a competitor of a portfolio company of ours. Such investment could create a conflict between us, on the one hand, and Carlyle or the affiliated investment vehicle, on the other hand. In such a situation, Carlyle or the Investment Adviser may also have a conflict in the allocation of its own resources to our portfolio company. In addition, certain affiliated investment vehicles will be focused primarily on investing in other funds that may have strategies that overlap and/or directly conflict and compete with us.
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
In the ordinary course of business, we enter, and may continue to enter, into transactions with affiliates and portfolio companies that may be considered related party transactions. We have implemented certain policies and procedures whereby certain of our executive officers screen each of our transactions for any possible affiliations between the proposed portfolio investment, us and other affiliated persons, including the Investment Adviser, stockholders that own more than 5% of us, employees, officers and directors of us and the Investment Adviser and certain persons directly or indirectly controlling, controlled by or under common control with the foregoing persons. We will not enter into any agreements unless and until we are satisfied that doing so will not raise concerns under the Investment Company Act or, if such concerns exist, we have taken appropriate actions to seek Board of Directors review and approval or SEC exemptive relief for such transactions.
In the course of our investing activities, we pay management and incentive fees to the Investment Adviser and reimburse the Investment Adviser for certain expenses it incurs in accordance with our Investment Advisory Agreement. The base management fee is based on our gross assets and the incentive fee is paid on income, both of which include leverage. As a result, investors in our common stock invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than an investor might achieve through direct investments. Because the management fee is based on gross assets, the Investment Adviser benefits to the extent we incur debt or use leverage. Accordingly, there may be times when the senior management team of the Investment Adviser has interests that differ from those of our stockholders, giving rise to a conflict.
In addition, we pay our Administrator, an affiliate of the Investment Adviser, its costs and expenses and our allocable portion of overhead incurred by it in performing its obligations under the Administration Agreement, including, compensation paid to or compensatory distributions received by our officers (including our Chief Compliance Officer, Chief Financial Officer and Principal Accounting Officer) and their respective staff who provide services to us, operations staff who provide services to us, and internal audit staff in their role of performing our Sarbanes-Oxley Act internal control assessment. These arrangements create conflicts of interest that our Board of Directors monitors. Despite Carlyle’s good faith judgment to arrive at a fair and reasonable expense allocation methodology, the use of any particular methodology may lead us to bear relatively more expense in certain instances and relatively less in other instances compared to what we would have borne if a different methodology had been used. However, Carlyle seeks to make allocations that are equitable on an overall basis in its good faith judgment.

Our financial condition, results of operations and ability to achieve our investment objective depend on our ability to source investments, access financing and manage future growth effectively.
Our ability to achieve our investment objective and to grow depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on the Investment Adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.
Accomplishing this result on a cost-effective basis is largely a function of the Investment Adviser’s structuring of the investment process, its ability to provide competent, attentive and efficient services to us and its ability to access financing for us on acceptable terms. The Investment Adviser’s investment team has substantial responsibilities under the Investment Advisory Agreement and in connection with managing us and certain other investment funds and accounts advised by the Investment Adviser or its affiliates, and may also be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order for us to grow, Carlyle will need to hire, train, supervise, manage and retain new employees. However, we can offer no assurance that any such investment professionals will contribute effectively to the work of the Investment Adviser. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.
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
We have borrowed under the credit facility and through the issuance of debt securities and in the future may borrow under additional debt facilities from financial institutions. As of December 31, 2025, we had issued and outstanding $1,543.7 million aggregate principal amount of indebtedness. In addition, as a BDC, our ability to borrow or issue preferred stock may be restricted if our total assets are less than 150% of our total borrowings and preferred stock. Furthermore, equity capital may be difficult to raise because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price per share less than NAV without first obtaining approval for such issuance from our stockholders and our Independent Directors. Pursuant to approval granted at a special meeting of stockholders held on June 9, 2025, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 9, 2026.
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
We may issue additional debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the Investment Company Act. In addition, we may continue to securitize certain of our loans. Under the provisions of the Investment Company Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio, as defined in the Investment Company Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test, which may prohibit us from paying dividends and could prevent us from maintaining our status as a RIC or may prohibit us from repurchasing shares of our common stock. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Accordingly, any failure to satisfy this test could have a material adverse effect on our business, financial condition or results of operations. As of December 31, 2025, our asset coverage calculated in accordance with the Investment Company Act was 175.6%. Also, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders. Furthermore, as a result of issuing senior securities, our common stockholders would also be exposed to typical risks associated with increased leverage, including an increased risk of loss resulting from increased indebtedness.
Any preferred stock that we issue would rank senior to our common stock in our capital structure. Holders of preferred stock may have separate voting rights on certain matters and other rights, preferences, or privileges that are more favorable than those of our common stockholders. The issuance of preferred stock could delay, defer, or prevent a transaction or change of control that might otherwise be in the best interests of our common stockholders or involve a premium price for our common stock.
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
Pursuant to approval granted at a special meeting of stockholders held on June 9, 2025, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current NAV per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 9, 2026.
Any sale or other issuance of shares of our common stock at a price below NAV per share would result in immediate dilution to our common stock and a reduction of our NAV per share. This dilution would occur as a result of the sale of shares at a price below the then current NAV per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.
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
Our ability to service our borrowings depends largely on our financial performance and is subject to prevailing economic conditions and competitive pressures. In addition, our management fees are payable based on our gross assets, including assets acquired through the use of leverage (but excluding cash and any temporary investments in cash-equivalents), which may give the Investment Adviser an incentive to use leverage to make additional investments. See “—We may be obligated to pay the Investment Adviser incentive compensation even if we incur a loss.” The amount of leverage that we employ will depend on the Investment Adviser’s and our Board of Directors’ assessment of market and other factors at the time of any proposed borrowing. We cannot assure you that we will be able to continue to obtain credit at all or on terms acceptable to us.
In addition to having fixed-dollar claims on our assets that are superior to the claims of our common stockholders, obligations to lenders may be secured by a first priority security interest in our portfolio of investments and cash. In the case of a liquidation event, those lenders would receive proceeds to the extent of their security interest before any distributions are made to our stockholders under certain circumstances. In addition, as the holder of the preferred interests issued by the 2015-1 Issuer (the “2015-1 Issuer Preferred Interests”) on the closing date of the 2015-1 Debt Securitization (as defined in Note 1, Organization, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) in exchange for our contribution to the 2015-1 Issuer of the initial closing date loan portfolio (i.e., the subordinated class of the 2015-1 Securitization), we may be required to absorb losses with respect to the 2015-1 Debt Securitization. The 2015-1 Debt Securitization and the related preferred interests have been subsequently refinanced as part of the 2015-1 Debt Securitization Refinancing and 2015-1R Refinancing (each as defined in Note 1, Organization, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K).
Our Credit Facility, the Senior Notes and the 2015-1N Debt (each as defined in Note 1, Organization, or Note 9, Borrowings, as applicable to the consolidated financial statements included in Part II, Item 8 of this Form 10-K) impose financial and operating covenants that restrict our business activities, remedies on default and similar matters. As of December 31, 2025, we were in material compliance with the operating and financial covenants of our Credit Facility, the Senior Notes and the 2015-1N Debt. However, our continued compliance with these covenants depends on many factors, some of which are beyond our control. Accordingly, although we believe we will continue to be in compliance, we cannot assure you that we will continue to comply with the covenants in our Credit Facility, the Senior Notes and the 2015-1N Debt. Failure to comply with these covenants could result in a default. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which may result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations. Lastly, we may be unable to obtain additional leverage, which would, in turn, affect our return on capital. The number of leverage providers and the total amount of financing available could decrease or remain static. We could, directly or through subsidiaries, have concentrated exposure to a small number of commercial lenders or other financing providers, which could result in us being dependent on the continued availability of capital from such financing providers. Consequently, available financing could be more expensive or on terms that are less desirable than in an environment with a larger number of leverage providers. As a business development company, we generally are required to meet the asset coverage ratio of total assets to total borrowings and other senior securities, which include our borrowings and any preferred stock that we could issue in the future, that is applicable to us under the 1940 Act.
As of December 31, 2025, we had a combined $1,543.7 million of outstanding consolidated indebtedness under our Credit Facility, the Senior Notes and 2015-1N Debt. As of December 31, 2025, our weighted average effective annualized interest rate was 6.02% excluding fees (such as fees on unused amounts and amortization of upfront fees). Since we generally pay interest at a floating rate on our Credit Facility and 2015-1N Debt and the effective rate of our Senior Notes is floating due to our interest rate swap, an increase in interest rates will generally increase our borrowing costs.
The following table illustrates the effect of leverage on returns from an investment in our common stock assuming various annual returns on our portfolio, net of expenses. The calculations in the table below are hypothetical, and actual returns may be higher or lower than those appearing in the table below.

	Assumed Return on Our Portfolio (Net of Expenses)
Assumed annual returns on the Company's portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to common stockholder(1)	(31.87)%	(19.92)%	(7.96)%	3.99%	15.94%
(1)Assumes, as of December 31, 2025, (i) $2,790.2 million in total assets, (ii) $1,543.7 million in outstanding indebtedness, (iii) $1,167.4 million in net assets and (iv) weighted average effective annual interest rate, excluding fees (such as fees on unused amounts and amortization of financing costs), of 6.02%.
Based on an outstanding indebtedness of $1,543.7 million as of December 31, 2025, and the weighted average effective annual interest rate, excluding fees (such as fees on unused amounts and amortization of financing costs), of 6.02% as of that date, our investment portfolio at fair value would have had to produce an annual return of approximately 3.33% to cover annual interest payments on the outstanding debt. For more information on our indebtedness, see Part II, Item 7 of this Form 10-K “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources.”
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
Changes in interest rates have affected, and may in the future affect, our cost of capital, reduce the ability of our portfolio companies to service their debt obligations and decrease our net investment income.
General interest rate fluctuations and changes in credit spreads on floating rate loans may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our rate of return on invested capital, our net investment income and our NAV. Substantially all of our debt investments have variable interest rates that reset periodically based on benchmarks such as the Secured Overnight Financing Rate (“SOFR”) and the U.S. Prime Rate (“Prime Rate” or “P”), so an increase in interest rates from their historically low levels may make it more difficult for our portfolio companies to service their obligations under the debt investments that we hold. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. To address concerns about inflation, the Federal Reserve increased interest rates throughout 2022 and 2023 before it cut interest rates multiple times in 2024 and 2025. It is a possibility that the Federal Reserve could increase rates in 2026 if inflation levels exceed certain levels in the United States.
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

In addition, a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, the increases in interest rates during 2022 and 2023 made it easier for us to meet or exceed the incentive fee hurdle rate in our Investment Advisory Agreement and have resulted in increases in the amount of incentive fees payable to the Investment Adviser with respect to our pre-incentive fee net investment income. Also, an increase in interest rates available to investors could make an investment in our common stock less attractive if we are not able to increase our distribution rate, which could reduce the value of our common stock. We have entered and may continue to enter into certain hedging transactions, such as interest rate swap agreements, to mitigate our exposure to adverse fluctuations in interest rates, and we may do so again in the future. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk.
Conversely, in a period of declining interest rates, which has happened more recently, the probability that loans will be prepaid increases as borrowers tend to refinance their debt to reduce their borrowing costs. In such periods, there is a risk that we might not be able to invest in new loans on the same terms, or at all. If we cannot invest in new loans on terms that are the same or better than the investments that are repaid, our operations and financial conditions could be adversely affected. In addition, falling interest rates could lead to loans generating lower returns for the same level of risk. We could therefore need to invest in riskier loans to achieve the same level of returns.
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
We may be obligated to pay the Investment Adviser incentive compensation even if we incur a loss.
The Investment Adviser is entitled to incentive compensation for each calendar quarter in an amount equal to a percentage of the excess of our pre-incentive fee net investment income for that quarter (before deducting incentive compensation) above a performance threshold for that quarter. In calculating our performance threshold, we use net assets which results in a lower hurdle rate than if we used gross assets like we do for determining our base management fee. Our pre-incentive fee net investment income for incentive compensation purposes excludes realized and unrealized capital losses and depreciation that we may incur in the calendar quarter, even if such capital losses or depreciation result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay the Investment Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter.
Our fee structure may induce the Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.
The incentive fees payable by us to the Investment Adviser may create an incentive for the Investment Adviser to pursue investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The incentive fees payable to the Investment Adviser are calculated based on a percentage of our return on invested capital. This may encourage the Investment Adviser to use leverage to increase the return on our investments. In particular, a portion of the incentive fees payable to the Investment Adviser is calculated based on the Company’s pre-incentive fee net investment income, expressed as a rate of return on the value of the Company’s net assets at the end of the immediately preceding calendar quarter, subject to a “hurdle rate” of 1.50% per quarter (6.00% annualized) and a “catch-up rate” of 1.82% per quarter (7.28% annualized). See Note 4, Related Party Transactions, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. Accordingly, an increase in leverage may make it easier for the Company to meet or exceed the hurdle rate applicable to the income-based incentive fee and may result in an increase in the amount of income-based incentive fee payable to the Investment Adviser.
Under certain circumstances, the use of leverage may increase the likelihood of default, which would impair the value of our securities. In addition, the Investment Adviser receives the incentive fees based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fees based on income, there is no hurdle rate applicable to the portion of the incentive fees based on net capital gains. As a result, the Investment Adviser may have incentive to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The “catch-up” portion of the incentive fees may encourage the Investment Adviser to accelerate or defer interest payable by portfolio companies from one calendar quarter to another, potentially resulting in fluctuations in timing and dividend amounts.
Additionally, the incentive fees payable by us to the Investment Adviser may create an incentive for the Investment Adviser to cause us to realize capital gains or losses that may not be in the best interests of us or our stockholders. Under the incentive fee structure, the Investment Adviser benefits when we recognize capital gains and, because the Investment Adviser determines when an investment is sold, the Investment Adviser controls the timing of the recognition of such capital gains. Our Board of Directors is charged with protecting our stockholders’ interests by monitoring how the Investment Adviser addresses these and other conflicts of interest associated with its management services and compensation.
We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, bear our ratable share of any such investment company’s expenses, including management and performance fees. We also remain obligated to pay management and incentive fees to the Investment Adviser with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our stockholders bears his or her share of the management and incentive fees of the Investment Adviser as well as indirectly bearing the management and performance fees and other expenses of any investment companies in which we invest.
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
If we are not treated as a “publicly offered regulated investment company,” as defined in the Code, certain U.S. stockholders will be treated as having received a dividend from us in the amount of such U.S. stockholders’ allocable share of the management and incentive fees paid to the Investment Adviser and certain of our other expenses.
We expect to be treated as a “publicly offered regulated investment company” as a result of shares of our common stock being treated as regularly traded on an established securities market. However, we cannot assure you that we will be treated as a publicly offered regulated investment company for all years. If we are not treated as a publicly offered regulated investment company for any calendar year, each U.S. stockholder that is an individual, trust or estate will be treated as having received a dividend from us in the amount of such U.S. stockholder’s allocable share of the management and incentive fees paid to the Investment Adviser and certain of our other expenses for the calendar year, and these fees and expenses will be treated as miscellaneous itemized deductions of such U.S. stockholder. Miscellaneous itemized deductions generally are deductible by a U.S. stockholder that is an individual, trust or estate only to the extent that the aggregate of such U.S. stockholder’s miscellaneous itemized deductions exceeds 2% of such U.S. stockholder’s adjusted gross income for U.S. federal income tax purposes, are not deductible for purposes of the alternative minimum tax and are subject to the overall limitation on itemized deductions under the Code. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC” for additional information.
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
Under the MGCL and our Charter, our Board of Directors is authorized to classify and reclassify any authorized but unissued shares of stock into one or more classes of stock, including preferred stock. Prior to the issuance of shares of each class or series, the Board of Directors is required by Maryland law and our Charter to set the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption for each class or series. Thus, the Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions which could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest. The cost of any such reclassification would be borne by our existing common stockholders. Certain matters under the Investment Company Act require the separate vote of the holders of any issued and outstanding preferred stock. For example, holders of preferred stock would vote separately from the holders of common stock on a proposal to cease operations as a BDC. In addition, the Investment Company Act provides that holders of preferred stock are entitled to vote separately from holders of common stock to elect two preferred stock directors. We currently have no plans to issue preferred stock, but may determine to issue preferred stock in the future. The issuance of preferred stock convertible into shares of common stock might also reduce the net income per common share and NAV per share of our common stock upon conversion, provided, that we will only be permitted to issue such convertible preferred stock to the extent we comply with the requirements of Section 61 of the Investment Company Act. In addition, under the Investment Company Act, participating preferred stock and preferred stock constitutes a “senior security” for purposes of the 150% asset coverage test. These effects, among others, could have an adverse effect on an investment in our common stock.

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
Our business is highly dependent on the communications and information systems of the Investment Adviser, its affiliates and third parties. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:
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
Cyber incidents and cyber-attacks have been occurring globally at a more frequent and severe level and are expected to continue to increase in frequency and severity in the future. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to, use, alteration or destruction of our information systems for purposes of misappropriating assets, obtaining ransom payments, stealing confidential information, corrupting data or causing operational disruption, or may involve phishing. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory investigation, intervention, fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We may face difficulty obtaining or maintaining sufficient insurance coverage, including cyber insurance, against potential liabilities. Insurance and other safeguards may only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we would be responsible for any shortfall, which could be substantial. As our and our portfolio companies’ reliance on technology has increased, so have the risks posed to our information systems, both internal and those provided by the Investment Adviser and third-party service providers, and the information systems of our portfolio companies. We, the Investment Adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, may be ineffective and do not guarantee that a cyber incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
Use of artificial intelligence technology by us could lead to the exposure of our data or other adverse effects and increase competitive, operational, legal, and regulatory risks in ways that we cannot predict.
The use of artificial intelligence and machine learning technologies (collectively, “AI Technologies”), and the overall adoption of AI Technologies throughout society, create opportunities for us and our portfolio companies, as well as new and unpredictable competitive, operational, legal, and regulatory risks. We use and plan to expand our use of AI Technologies in connection with our business and investment activities, and our portfolio companies and investments also use such technologies, including but not limited to automation of operational tasks, identification of investment opportunities, investment due diligence, and investment decision-making. We and our portfolio companies continue to evaluate the rapidly evolving landscape of AI Technologies. Actual use of AI Technologies varies across our business, funds and portfolio companies, and investments. While we expect, from time to time, to adopt and adjust usage policies and procedures governing the use of AI Technologies by our personnel, there is a risk of misuse of such AI Technologies, failure of such AI Technologies to be available or to perform, and data leakage on account of use of such AI Technologies, any of which could cause a material harm to us or our portfolio companies. In addition, some of our competitors may be more successful than we are in the development and implementation of new technologies, including services and platforms based on artificial intelligence to address investor demands or improve operations. If we are unable to adequately advance our capabilities in these areas, or do so at a slower pace than others in our industry, we may be at a competitive disadvantage. Similarly, if our portfolio companies are unable to effectively adopt or implement AI Technologies, or lag behind their competitors in doing so, their competitive positions and business prospects may be negatively affected, which could adversely impact the value of our investments.
In addition, AI Technologies are reliant on the collection and analysis of large amounts of data and complex algorithms. In this respect, it is not possible or practicable to incorporate all relevant data into models that AI Technologies utilize to operate. Therefore, it is expected that the data in such models will contain a degree of inaccuracy and error, potentially to a material degree, and that such data and algorithms could otherwise be inadequate or flawed, which would likely degrade the effectiveness of AI Technologies and could adversely impact us and our portfolio companies and investments to the extent we or they rely on AI Technologies. Our portfolio companies may face heightened exposure to these risks to the extent they do not have sufficient expertise or infrastructure to adequately validate AI-generated outputs or identify inaccuracies in the models they deploy. We expect to be involved in the collection of such data only in the context of limited custom development of tools supporting bespoke AI product developments, but these tools are likely to contain and produce inaccurate information from time to time that will be difficult to identify and mitigate. In this respect, reliance on AI-generated data or analysis that contains “hallucinations” or errors could lead to flawed investment decisions, valuation errors, or regulatory reporting inaccuracies.
The volume and reliance on data and algorithms also make AI Technologies, and in turn us and our portfolio companies and investments, more susceptible to cybersecurity threats, including data poisoning and the compromise of underlying models, training data, or other intellectual property. We and our portfolio companies could be exposed to risks to the extent third-party service providers, or any counterparties use AI Technologies in their business activities. In this respect, we are not able to control the way third-party products are developed or maintained or the way third-party services utilizing AI Technologies are provided to us. In addition, AI Technologies may be competitive with the business of our portfolio companies or increase the potential for obsolescence of a portfolio company’s products or services (particularly as the capabilities of AI Technologies improve) and, accordingly, the increased adoption and use of AI Technologies may have an adverse effect on our portfolio companies or their respective businesses. Portfolio companies that fail to adapt to AI-driven changes in their industries may experience declining revenues, loss of market share, or business model disruption, which would negatively impact the value of our investments in such companies. See Part I, Item 1A of this Form 10-K “Risk Factors—Cybersecurity risks and cyber incidents may adversely affect our business or those of our portfolio companies by causing a disruption to our operations, a compromise or corruption of confidential information and/or damage to business relationships, or those of our portfolio companies, all of which could negatively impact our business, results of operations or financial condition.”
Moreover, use of AI Technologies may include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information, for example, by becoming part of a dataset that is generally accessible by AI Technologies applications and users. Data sources such as those we license and those we obtain via our business operations may become unavailable, limiting our ability to establish or maintain AI Technologies. Alternatively, data sources may seek to enjoin our use of data or receive a portion of related revenue, which would result in losses and limit our growth. Our portfolio companies face similar risks with respect to data exposure and availability and may have fewer resources or less sophisticated data protection measures than we do, potentially increasing their vulnerability to such issues. We may use and market our use of AI Technologies in a manner that changes over time due to model error rates, staffing issues, compute limitations, or other developments that make prior marketing of our use of AI Technologies inaccurate, and given the speed of these changes, not inform investors of these changes before they go into effect.
AI Technologies and their current and potential future applications, including in the private investment and financial sectors, continue to rapidly evolve, and our use of AI Technologies may require compliance with legal or regulatory frameworks that are not fully developed or tested and which may subject us to litigation and regulatory actions. For example, the EU enacted the Artificial Intelligence Act, and various other jurisdictions have proposed or finalized laws that create regulatory risk around the use of AI Technologies or threaten to limit or eliminate our ability to use AI Technologies. Compliance costs and operational restrictions imposed by such regulations could be particularly burdensome for our smaller or less-established portfolio companies, potentially limiting their ability to compete effectively or requiring significant capital investments that could affect their financial performance and, consequently, our investment returns. It is impossible to predict the full extent of current or future risks related thereto.
Changes in laws or regulations governing our business or the businesses of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, and any failure by us or our portfolio companies to comply with these laws or regulations may adversely affect our business and the businesses of our portfolio companies.
We and our portfolio companies are subject to laws and regulations at the U.S. federal, state and local levels and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may change from time to time, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business or the business of our portfolio companies. Changes in regulation or regulatory interpretations could increase the costs and risks to which we are subject. The legal, tax and regulatory environment for BDCs, investment advisers and the instruments that they utilize (including derivative instruments) is continuously evolving. The Investment Adviser is a registered investment adviser and, as such, is subject to the provision of the Advisers Act, the rules adopted thereunder and the SEC or SEC staff interpretations thereof, all of which are subject to change. Unpublished or changing SEC staff interpretations could contradict the advice of our outside counsel, which could expose us and the Investment Adviser to regulatory scrutiny. There can be no assurance that we and our affiliates will avoid regulatory investigations or enforcement actions. In addition, there is significant uncertainty regarding recently enacted legislation and the regulations that have recently been adopted and future regulations that may or may not be adopted pursuant to such legislation and, consequently, the full impact that such legislation will ultimately have on us and the markets in which we trade and invest is not fully known. Such uncertainty and any resulting confusion may itself be detrimental to the efficient functioning of the markets and the success of certain investment strategies.
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
Our ability to continue to operate depends on the services provided by the Investment Adviser, Administrator and sub-administrators. Each is able to resign upon 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
Our ability to continue to operate depends on the services provided by the Investment Adviser, Administrator and sub-administrators. The Investment Adviser, our Administrator, and our sub-administrators each have the right to resign under the Investment Advisory Agreement, the Administration Agreement and the Sub-Administration Agreements, respectively, upon 60 days’ written notice, whether a replacement has been found or not. If any of them resigns, it may be difficult to find a replacement with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If a replacement is not found quickly, our business, results of operations and financial condition as well as our ability to pay distributions are likely to be adversely affected and the value of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by the Investment Adviser, our Administrator and their affiliates, including certain of our sub-administrators. Even if a comparable service provider or individuals performing such services are retained, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may materially adversely affect our business, results of operations and financial condition. Moreover, it will be an event of default under the Credit Facility if the Investment Adviser or an affiliate of the Investment Adviser ceases to manage us, which could result in the immediate acceleration of the amounts due under the Credit Facility.
The Investment Adviser’s liability is limited under the Investment Advisory Agreement, and we are required to indemnify the Investment Adviser against certain liabilities, which may lead the Investment Adviser to act in a riskier manner on our behalf than it would when acting for its own account.
The Investment Adviser has not assumed any responsibility to us other than to render the services described in the Investment Advisory Agreement, and it will not be responsible for any action of our Board of Directors in declining to follow the Investment Adviser’s advice or recommendations. Pursuant to the Investment Advisory Agreement, the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it will not be liable to us for their acts under the Investment Advisory Agreement, absent willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties. We have agreed to indemnify, defend and protect the Investment Adviser and its members and their respective officers, managers, partners, agents, employees, controlling persons and members and any other person or entities affiliated with it with respect to all damages, liabilities, costs and expenses arising out of or otherwise based upon the performance of any of the Investment Adviser’s duties or obligations under the Investment Advisory Agreement or otherwise as an Investment Adviser for us, and not arising out of willful misfeasance, bad faith, gross negligence or reckless disregard in the performance of their duties under the Investment Advisory Agreement. These protections may lead the Investment Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account. See — “Our fee structure may induce the Investment Adviser to pursue speculative investments and incur leverage, and investors may bear the cost of multiple levels of fees and expenses.” for additional information.

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
Some of the loans in which we may invest may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms that could be considered protective to the lender, such as maintenance or financial covenants and terms that allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially expose us to greater liquidity risks compared to loans that contain financial maintenance requirements and other covenants, hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. In the event of default, covenant-lite loans could result in diminished recovery values where the lender did not have the opportunity to negotiate with the borrower or restructure the loan prior to default. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.
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
•they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and the Investment Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies;
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
Substantially all of our portfolio investments are in the form of debt investments that are not publicly traded and are illiquid compared to publicly traded securities, and there can be no assurance that we will be able to realize returns on such investments in a timely manner. The fair value of these illiquid portfolio securities is not readily determinable, and the due diligence process that the Investment Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with such investment. The Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act, determines in good faith the fair value of our investment portfolio for which market quotations are not readily available. The Investment Adviser values these investments on at least a quarterly basis in accordance with our valuation policy, which is at all times consistent with accounting principles generally accepted in the United States (“U.S. GAAP”). The Investment Adviser utilizes the services of a third-party valuation firm to aid it in reviewing the determinations of the Investment Adviser’s investment professionals, which are based upon the most recent portfolio company financial statements available and projected financial results of each portfolio company. The participation of the Investment Adviser in our valuation process, and the indirect pecuniary interest in the Investment Adviser by the Interested Directors on our Board of Directors, could result in a conflict of interest, because the management fee is based on our gross assets and also because the Investment Adviser is receiving performance-based incentive fees.
The factors that are considered in the fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow, relevant credit market indices, and other relevant factors. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we consider the pricing indicated by the external event to corroborate our valuation. Because such valuations, and particularly valuations of private investments and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the Investment Adviser’s determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, it could make it more difficult for investors to value accurately our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. If the Investment Adviser is unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger competitors.
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
The activity of identifying, completing and realizing attractive investments is highly competitive and involves a high degree of uncertainty. The availability of investment opportunities generally will be subject to market conditions. In particular, in light of changes in such conditions, including changes in long-term interest rates, certain types of investments may not be available to us on terms that are as attractive as the terms on which opportunities were available to previous investment programs sponsored by Carlyle. A number of entities, including BDCs managed by the Investment Adviser or an affiliate, compete with us to make the types of investments that we target in middle market companies. We compete with other BDCs, public and private funds, commercial and investment banks, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity funds, some of which are affiliates of us. Furthermore, over the past several years, an ever-increasing number of debt and credit opportunities funds have been formed and many such existing funds have grown substantially in size. Additional funds with similar objectives may be formed in the future by Carlyle or by other unrelated parties. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. Consequently, it is possible that competition for appropriate investment opportunities may increase, thus reducing the number of investment opportunities available to us and adversely affecting the terms upon which investments can be made. Furthermore, many of our competitors are not subject to the regulatory restrictions that the Investment Company Act and the Code impose on us. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and, accordingly, we may incur legal, due diligence and other costs on investments which may not be successful and we may not recover all of our costs, which would adversely affect returns. We can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.
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
As a BDC, we are required to account for our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our Board of Directors, which has appointed the Investment Adviser as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act. Decreases in the market values or fair values of our investments are recorded as unrealized depreciation. Depending on market conditions, we could incur substantial realized losses and suffer additional unrealized losses, which would reduce our NAV and have a material adverse impact on our business, financial condition and results of operations.
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
In addition, when sourcing debt investments, we expect to rely significantly upon representations made to us by the borrower. There can be no assurance that such representations are accurate or complete, or that any due diligence undertaken would identify any misrepresentation or omission. Such inaccuracy or incompleteness could adversely affect, among other things, the valuation of collateral underlying loans or other debt obligations, our ability to perfect or effectuate a lien on the collateral securing a loan or other debt obligation, the financial condition of the issuer or the business prospects of the issuer. We will rely upon the accuracy and completeness of representations made by the underlying obligors or issuers to the extent reasonable.
The due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity.
Before we make investments, the Investment Adviser will typically conduct due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. Due diligence may entail evaluation of important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, accountants, credit rating agencies, investment banks and other third parties may be involved in the due diligence process to varying degrees depending on the type of investment. When conducting due diligence and making an assessment regarding an investment, the Investment Adviser will rely on the resources available to it, including information provided by the portfolio companies and, in some circumstances, third-party investigations. In addition, investment analyses and decisions by the Investment Adviser may be required to be undertaken on an expedited basis to take advantage of certain investment opportunities. In such cases, the information available to the Investment Adviser at the time of making an investment decision may be limited. The due diligence investigation that the Investment Adviser carries out with respect to an investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, the due diligence investigation does not ensure that such investment will be successful. In addition, Carlyle's Environmental, Social and Governance program may cause us not to make an investment we otherwise would have made or impact other action taken or refrained from.
Our portfolio companies prepay loans from time to time, which may have the effect of reducing our investment income if the returned capital cannot be invested in transactions with equal or greater yields.
Loans are generally prepayable at any time, most of them at no premium to par. We are generally unable to predict the rate and frequency of such repayments. Whether a loan is prepaid will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such portfolio company the ability to replace existing financing with less expensive capital. In periods of falling interest rates, the risk of prepayment of floating rate loans may increase if other financing sources are available. As market conditions change frequently, we will often be unable to predict when, and if, this may be possible for each of our portfolio companies. In the case of some of these loans, having the loan called early may have the effect of reducing our actual investment income below our expected investment income if the capital returned cannot be invested in transactions with equal or greater yields.
We invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, or risks that we otherwise would not incur, if we otherwise made such investments directly.
We make indirect investments in portfolio companies through joint ventures, partnerships or other special purpose vehicles (“Investment Vehicles”) including Credit Fund and Structured Credit Partners. In general, the risks associated with indirect investments in portfolio companies through an Investment Vehicle are similar to those associated with a direct investment in a portfolio company. While we intend to analyze the credit and business of a potential portfolio company in determining whether to make an investment through an Investment Vehicle, we will nonetheless be exposed to the creditworthiness of the Investment Vehicle. In the event of a bankruptcy proceeding against the portfolio company, the assets of the portfolio company would typically be used to satisfy its obligations prior to the satisfaction of our investment in the Investment Vehicle (i.e., our investment in the Investment Vehicle would be structurally subordinated to the obligations of the portfolio company). In addition, if we are to invest in an Investment Vehicle, we may be required to rely on our partners in the Investment Vehicle when making decisions regarding such Investment Vehicle’s investments, accordingly, the value of the investment could be adversely affected if our interests diverge from those of our partners in the Investment Vehicle.
Our ability to enter into transactions with Carlyle and our other affiliates is restricted.
As a BDC, we are required to comply with certain regulatory requirements. We and any company controlled by us, on the one hand, and our upstream affiliates, or the Investment Adviser and its affiliates, on the other hand, are prohibited under the Investment Company Act from knowingly participating in certain transactions without the prior approval of our Independent Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities is our upstream affiliate for purposes of the Investment Company Act, and we or a company controlled by us are generally prohibited from buying or selling any security (other than our securities) from or to such affiliate, absent the prior approval of our Independent Directors and so long as such person does not own more than 25% of our outstanding voting securities or otherwise control us. We or a company controlled by us are prohibited from buying or selling any security from or to the Investment Adviser or its affiliates, or any person who owns more than 25% of our voting securities or is otherwise deemed to control, be controlled by, or be under common control with, us, with such persons, absent the prior approval of the SEC.
The Investment Company Act also prohibits certain “joint” transactions with our upstream affiliates, or the Investment Adviser or its affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Independent Directors and, in some cases, the SEC (other than in certain limited situations pursuant to current regulatory guidance as described below). The analysis of whether a particular transaction constitutes a joint transaction requires a review of the relevant facts and circumstances then existing. The SEC has granted us Exemptive Relief that permits us and certain present and future funds advised by the Investment Adviser and certain other present and future investment advisers controlling, controlled by or under common control with the Investment Adviser to co-invest in suitable negotiated investments. Co-investments made under the Exemptive Relief are subject to compliance with the conditions and other requirements contained in the Exemptive Relief, which could limit our ability to participate in a co-investment transaction. In addition to co-investing pursuant to our Exemptive Relief, we may also co-invest with funds managed by Carlyle or any of its downstream affiliates, subject to compliance with applicable law and regulations, existing regulatory guidance, the

Investment Adviser’s allocation procedures and Carlyle’s other allocation policies and procedures, where applicable. For example, we may invest alongside such investors consistent with guidance promulgated by the SEC staff permitting us and an affiliated person to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that we negotiate no term other than price. We may, in certain cases, also make investments in securities owned by affiliates that we acquire from non-affiliates. In such circumstances, our ability to participate in any restructuring of such investment or other transaction involving the issuer of such investment may be limited, and as a result, we may realize a loss on such investments that might have been prevented or reduced had we not been restricted in participating in such restructuring or other transaction.
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
Tariffs may adversely affect us or our portfolio companies.
In recent years, the U.S. government has indicated its intent to alter its approach to international trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements and treaties with foreign countries, and has made proposals and taken actions related thereto. For example, the U.S. government has imposed, and may in the future further increase, tariffs on certain foreign goods, including from China, such as steel and aluminum. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. Most recently, the current U.S. presidential administration has imposed or sought to impose significant increases to tariffs on goods imported into the U.S., including from China, Canada and Mexico. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions. There is uncertainty as to further actions that may be taken under the current U.S. presidential administration with respect to U.S. trade policy. Further governmental actions related to the imposition of tariffs or other trade barriers, or changes to international trade agreements or policies, could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.
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
The market price and liquidity of the market for our common stock and any other securities that we may issue may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•changes or perceived changes in the value of our portfolio investments as a result of changes in market factors, such as interest rate shifts, and also portfolio specific performance, such as portfolio company defaults, among other reasons;
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
•the inability of the Investment Adviser to employ additional experienced investment professionals or the departure of any of the Investment Adviser’s key personnel;
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
•general economic trends and other external factors, including the current interest rate environment and geopolitical tensions; and
•loss of a major funding source.
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
In addition, when our common stock is trading below its NAV, we will generally not be able to sell additional shares of our common stock to the public at its market price without, among other things, first obtaining the requisite approval of our stockholders. Pursuant to approval granted at a special meeting of stockholders held on June 9, 2025, we are authorized, with the approval of the Board of Directors, to sell or otherwise issue shares of our common stock at a price below the then-current net asset value per share, subject to certain limitations (including that the number of shares issued does not exceed 25% of our then-outstanding common stock immediately prior to each such offering). Such stockholder approval expires on June 9, 2026.
Holders of any preferred stock we may issue may have the right to elect members of the board of directors and class voting rights on certain matters.
In May 2020, we issued 2,000,000 shares of preferred stock in a private placement to an affiliate of Carlyle, which ranked senior to our common stock with respect to dividends and liquidation and provided certain conversion and economic rights (the “Preferred Stock”). The Preferred Stock was exchanged for shares of common stock in connection with the completion of the CSL III Merger, and no preferred stock remains outstanding. We may, however, determine to issue preferred stock in the future, and any such issuance could adversely affect the market value of our common stock by subordinating common stockholders’ rights to dividends and distributions, creating differing interests between preferred and common stockholders, and constituting a “senior security” for purposes of the Investment Company Act asset coverage requirements.
Holders of any preferred stock we might issue, voting separately as a single class, would have the right to elect two members of the board of directors at all times and, in the event dividends become two full years in arrears, would have the right to elect a majority of the directors until such arrearage is completely eliminated. In addition, preferred stockholders have class voting rights on certain matters, including changes in fundamental investment restrictions and conversion to open-end status, and accordingly can veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the Investment Company Act and by requirements imposed by rating agencies or the terms of our credit facilities, might impair our ability to maintain our qualification as a RIC for federal income tax purposes. While we would intend to redeem our preferred stock to the extent necessary to enable us to distribute our income as required to maintain our qualification as a RIC, there can be no assurance that such actions could be effected in time to meet the tax requirements. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.”
Purchases of our common stock under our stock repurchase program, including the Company 10b5-1 Plan, may have resulted in the price of our common stock being higher than the price that otherwise might have existed in the open market.
On October 29, 2025, the Company’s Board of Directors authorized the continuation of the Company’s $200.0 million stock repurchase program (the “Company Stock Repurchase Program”) until November 5, 2026, or until the approved dollar amount has been used to repurchase shares of common stock. Pursuant to the Program, the Company is authorized to repurchase its outstanding common stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. Effective February 18, 2026, our Board of Directors approved an increase in the authorized amount available for repurchases under the Company Stock Repurchase Program to up to $300.0 million. The Company is authorized to determine, in its discretion, the timing, manner, price and amount of any repurchases, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, which may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The Program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the Program. The Program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law.
Pursuant to the authorization described above, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict.
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
As of February 23, 2026, we had 70,676,923 shares of common stock outstanding. Sales of substantial amounts of our common stock, or the availability of such shares for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.
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
We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. It is not assured that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this Form 10-K. If we declare a dividend and if enough stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash dividend payments. In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Any preferred stock we might issue would be entitled to be paid dividends in full prior to the declaration or payment of a dividend on our common stock. In addition, the Credit Facility may also limit our ability to declare dividends if we default under certain provisions or fail to satisfy certain conditions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution. See Part II, Item 5 of this Form 10-K “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Common Stock.” Investing a greater amount of assets in equity securities that do not pay current dividends may also inhibit our ability to make required interest payments to holders of our debt, which may cause a default under the terms of our debt agreements. Such a default could materially increase our cost of raising capital, as well as cause us to incur penalties under the terms of our debt agreements.
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
Distributions of our “investment company taxable income” to a non-U.S. stockholder that are not effectively connected with the non-U.S. stockholder’s conduct of a trade or business within the United States may be subject to withholding of U.S. federal income tax at a 30% rate (or lower rate provided by an applicable income tax treaty) to the extent of our current or accumulated earnings and profits. Certain properly designated dividends are generally exempt from withholding of U.S. federal income tax, including certain dividends that are paid in respect of our (i) “qualified net interest income” (generally, our U.S.-source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we or the non-U.S. stockholder are at least a 10% stockholder, reduced by expenses that are allocable to such income) or (ii) “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for such taxable year), and certain other requirements were satisfied. No assurance can be given as to whether any of our distributions will be eligible for this exemption from withholding of U.S. federal income tax or, if eligible, will be designated as such by us. See Part I, Item 1 of this Form 10-K “Business—Regulation—General—Election to be Taxed as a RIC.” for additional information.
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

We cannot assure that an active trading market for the 2030 Notes or 2031 Notes will develop or be maintained.
Both the 2030 Notes and 2031 Notes are a new issue of debt securities and there currently is no trading market for the 2030 Notes and 2031 Notes. We have not listed, and do not intend to list in the future, the 2030 Notes and 2031 Notes on any securities exchange or for quotation of the Notes on any automated dealer quotation system. If the 2030 Notes and 2031 Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. Certain of the underwriters have advised us that they currently intend to make a market in the 2030 Notes and 2031 Notes but they are not obligated to do so. The underwriters may discontinue any market-making in the 2030 Notes and 2031 Notes at any time at their sole discretion. In addition, any market-making activity will be subject to limits imposed by law. Accordingly, we cannot assure you that a liquid trading market will develop or will be maintained for the 2030 Notes and 2031 Notes, that you will be able to sell your 2030 Notes and 2031 Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market is not maintained, the liquidity and trading price for the 2030 Notes and 2031 Notes may be harmed. Accordingly, the holders of 2030 Notes and 2031 Notes may be required to bear the financial risk of an investment in the 2030 Notes and 2031 Notes for an indefinite period of time.
The indenture under which the 2030 Notes and 2031 Notes were issued contain limited protection for holders of the 2030 Notes and 2031 Notes, respectively.
The indenture under which the 2030 Notes and 2031 Notes were issued offers limited protection to holders of the 2030 Notes and 2031 Notes, respectively. The terms of the indenture and the 2030 Notes and 2031 Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have a material adverse impact on your investment in the 2030 Notes and 2031 Notes. In particular, the terms of the indenture and the 2030 Notes and 2031 Notes do not place any restrictions on our or our subsidiaries’ ability to:
•issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be pari passu equal in right of payment to the 2030 Notes or 2031 Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the 2030 Notes or 2031 Notes to the extent of the value of the assets securing such debt, (3) indebtedness or other obligations of ours that are guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the 2030 Notes or 2031 Notes and (4) securities, indebtedness or obligations (including trade payables) issued or incurred by our subsidiaries, financing vehicles or similar facilities that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the 2030 Notes or 2031 Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, which generally prohibit us incurring additional debt or issuing additional debt or preferred securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the 2030 Notes or 2031 Notes, any preferred stock we may issue in the future and any subordinated indebtedness, in each case other than dividends, purchases, redemptions or payments that would cause our asset coverage to fall below the threshold specified in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act or any successor provisions thereto, whether or not we are subject to such provisions of the 1940 Act, giving effect to any no-action relief granted by the SEC to another BDC and upon which we may reasonably rely (or to us if we determine to seek such similar SEC no-action or other relief) permitting the BDC to declare any cash dividend or distribution notwithstanding the prohibition contained in Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act in order to maintain our status as a RIC under Subchapter M of the Code;
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

Furthermore, the terms of the indenture and the 2030 Notes and 2031 Notes do not protect holders of the 2030 Notes or 2031 Notes, respectively, in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, if any, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.
Our ability to recapitalize, incur additional debt (including additional debt that matures prior to the maturity of the 2030 Notes or 2031 Notes) and take a number of other actions that are not limited by the terms of the 2030 Notes or 2031 Notes may have important consequences for you as a holder of the 2030 Notes or 2031 Notes, including making it more difficult for us to satisfy our obligations with respect to the 2030 Notes or 2031 Notes or negatively affecting the trading value of the 2030 Notes or 2031 Notes.
Certain of our debt instruments include more protections for their holders than the indenture and the Senior Notes
(as defined in Part II, Item 7 of this Form 10-K “Portfolio and Investment Activity—Portfolio Financing—Unsecured Debt”). In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the 2030 Notes or 2031 Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for, trading levels, and prices of the 2030 Notes or 2031 Notes.
The 2030 Notes and 2031 Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have incurred and may incur in the future and rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our general liabilities, including liabilities of our subsidiaries.
The 2030 Notes and 2031 Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the 2030 Notes and 2031 Notes are effectively subordinated to any secured indebtedness we have outstanding or that we may incur in the future to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the 2030 Notes and 2031 Notes. In addition, the 2030 Notes and 2031 Notes rank pari passu with, or equal to, all outstanding and future unsecured indebtedness issued by us, including our general liabilities.
The 2030 Notes and 2031 Notes are obligations exclusively of the Company and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the 2030 Notes or 2031 Notes and the 2030 Notes and 2031 Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Any assets of our subsidiaries will not be directly available to satisfy the claims of our creditors, including holders of the 2030 Notes or 2031 Notes. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the 2030 Notes or 2031 Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the 2030 Notes and 2031 Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish, including the SPV and the 2015-1 Issuer. Borrowings under the 2015-1N Debt are the obligation of 2015-1 Issuer, a wholly owned subsidiary of ours, and are structurally senior to the 2030 Notes and 2031 Notes. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the 2030 Notes and 2031 Notes.
If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the 2030 Notes or the 2031 Notes.
Any default under the agreements governing our indebtedness, including a default under the Credit Facility, the terms of our other indebtedness to which we may be a party, that is not waived by the required lenders or holders, and the remedies sought by the lenders or holders of such indebtedness, could make us unable to pay principal, premium, if any, and interest on the 2030 Notes or 2031 Notes and substantially decrease the market value of the 2030 Notes or 2031 Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, as applicable, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Credit Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation.

Our ability to generate sufficient cash flow in the future is, to some extent, subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under the Credit Facility or otherwise, in an amount sufficient to enable us to meet our payment obligations under the 2030 Notes or 2031 Notes and our other indebtedness, and to fund other liquidity needs.
If our operating performance declines and we are not able to generate sufficient cash flow to service our debt obligations, we may in the future need to refinance or restructure our debt, including the 2030 Notes and 2031 Notes, sell assets, reduce or delay capital investments, seek to raise additional capital or seek to obtain waivers from the required lenders under the Credit Facility or the holders of other debt that we may incur in the future to avoid being in default. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the 2030 Notes or 2031 Notes or our other debt. If we breach our covenants under the Credit Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Credit Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing the debt. Because the Credit Facility and Senior Notes have, and any future credit facilities or other indebtedness will likely have, customary cross-default provisions, if the indebtedness under the Senior Notes, the Credit Facility or any future credit facility or other indebtedness is accelerated, we may be unable to repay or finance the amounts due.
We may not be able to repurchase the 2030 Notes or 2031 Notes upon a Change of Control Repurchase Event.
We may not be able to repurchase the 2030 Notes or 2031 Notes upon a Change of Control Repurchase Event because we may not have sufficient funds. A Change of Control Repurchase Event means the occurrence of a Change of Control (defined as either the direct or indirect disposition of all or substantially all of the assets of the Company and its controlled subsidiaries, the consummation of any transaction where one person becomes the beneficial owner, directly or indirectly, of more than 50% of the Company’s outstanding voting stock, or the approval of any plan or proposal to liquidate or dissolve the Company) and a Below Investment Grade Rating Event (defined as the downgrade of the 2030 Notes or 2031 Notes below BBB- by Fitch Ratings Inc. and below Baa3 by Moody’s Investors Service). Upon the occurrence of a Change of Control Repurchase Event, subject to certain conditions, we will be required to offer to repurchase all outstanding 2030 Notes or 2031 Notes at 100% of their principal amount, plus accrued and unpaid interest. The source of funds for that purchase of 2030 Notes or 2031 Notes will be our available cash or cash generated from our operations or other potential sources, including borrowings, investment repayments, sales of assets or sales of equity. We cannot assure the holders of 2030 Notes that sufficient funds from such sources will be available at the time of any Change of Control Repurchase Event to make required repurchases of 2030 Notes or 2031 Notes tendered. The terms of the Credit Facility provide that certain change of control events will constitute an event of default thereunder entitling the lenders to accelerate any indebtedness outstanding under the Credit Facility at that time and to terminate the Credit Facility.

Any failure to comply with these Change of Control provisions would constitute an event of default under each of the other agreements governing our indebtedness, including the indenture. Our future debt instruments also may contain similar restrictions and provisions. If the holders of the 2030 Notes or 2031 Notes exercise their right to require us to repurchase all the 2030 Notes or 2031 Notes upon a Change of Control Repurchase Event, the financial effect of this repurchase could cause a default under our future debt instruments, even if the Change of Control Repurchase Event itself would not cause a default. It is possible that we will not have sufficient funds at the time of the Change of Control Repurchase Event to make the required repurchase of the 2030 Notes or 2031 Notes or our other debt.
We may choose to redeem the 2030 Notes and 2031 Notes when prevailing interest rates are relatively low.
Both the 2030 Notes and 2031 Notes are redeemable in whole or in part upon certain conditions at any time or from time to time at our option. Refer to the redemption terms of the 2030 Notes and 2031 Notes described in Note 2, Significant Accounting Policies, and in Note 9, Borrowings, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K. We may choose to redeem the 2030 Notes and 2031 Notes at times when prevailing interest rates are lower than the interest rate paid on the 2030 Notes and 2031 Notes In this circumstance, a holder of 2030 Notes and 2031 Notes may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as that of the 2030 Notes and 2031 Notes being redeemed.
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Risk Management and Strategy
We, the Investment Adviser and its affiliates regularly assess risks from cybersecurity threats, monitor our information systems for potential vulnerabilities, and test those systems pursuant to our cybersecurity policies, standards, processes, and practices, which are integrated into our overall risk management system. To protect our information systems from cybersecurity threats, we use various security tools that help us identify, protect against, detect, respond to, and recover from security incidents. These efforts are implemented by Carlyle’s Global Technology & Solutions (“GTS”) team in partnership with other stakeholders and are essential for Carlyle’s operations. Our systems, data, network, and infrastructure are monitored and administered by formal controls and risk management processes that log events and help protect our data. In addition, our business continuity plans are designed to allow critical business functions to continue in an orderly manner in the event of an emergency. The GTS team works closely with Carlyle’s business segment teams, including the Investment Adviser, to maintain operational resilience through business continuity planning and annual information technology disaster recovery and incident response plan testing. These efforts are underpinned by the implementation of security best practices, where possible, such as:
•Multi-factor authentication for remote access, privileged access management for system administrators, application whitelisting, laptop encryption, mobile device management software, and advanced malware defenses on endpoints;
•Incident preparedness and response planning and risk mitigation;
•Independent and continuous security testing, assessment and third-party risk management;
•Regular security awareness training, including phishing simulations;
•Restrictions on access to personal email accounts, cloud storage, social media, risk-based categories of websites, and USB storage devices;
•Device and system access management policies and procedures that restrict access upon employee or contractor separation from the Company; and
•Attestations by Carlyle personnel to abide by firm policies, such as Carlyle’s acceptable use policy, upon hire and annually.
In addition, Carlyle partners with third parties to assess the effectiveness of its cybersecurity program, including audits and assessments performed under the direction of Carlyle’s Internal Audit team, which co-sources with third-party cybersecurity experts in conducting its reviews. GTS also administers Carlyle’s cyber third-party risk management program, which assesses external service providers before onboarding and provides ongoing monitoring in accordance with certain risk-based cybersecurity criteria.
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
Governance
Our Board of Directors oversees our enterprise risk management strategy, including our strategy on cybersecurity risks, directly and through its committees. In this respect, the Audit Committee of the Board of Directors (the “Audit Committee”) oversees our risk management program, which focuses on the most significant risks we face in the short-, intermediate-, and long-term timeframe. Audit Committee meetings include discussions of specific risk areas throughout the year, including, among others, those relating to cybersecurity, and reports from Carlyle on our enterprise risk profile on an annual basis. In addition, Carlyle’s Chief Information Security Officer (“CISO”) leads our cybersecurity program, chairs

Carlyle’s Information Security Committee (“ISC”), and provides cybersecurity status reporting to our Audit Committee at least annually. The ISC meets quarterly and ensures that cybersecurity initiatives are in alignment with Carlyle’s strategic priorities.
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
Carlyle’s CISO, in coordination with our Chief Financial Officer, Chief Compliance Officer, and Carlyle’s Chief Information Officer, among certain other senior executives of the Investment Adviser, is responsible for leading the assessment and management of cybersecurity risks. The current Carlyle CISO has over 20 years of experience in information security and that includes key roles managing cybersecurity risk in both government and the private sector. As described above, Carlyle’s CISO leads our cybersecurity program, chairs Carlyle’s ISC that is comprised of senior management and other sector representatives, and provides cybersecurity status reporting to our Audit Committee as necessary and at least annually.
Item 2. Properties
We maintain our principal executive office at One Vanderbilt Avenue, Suite 3400, New York, NY 10017. We do not own any real estate.
Item 3. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 14, Litigation, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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
On February 23, 2026, the last reported closing sales price of our common stock on the Nasdaq Global Select Market was $11.10 per share, which represented a discount of approximately 31.7% to the NAV per share reported by us as of December 31, 2025.
Holders
As of February 23, 2026, there were approximately 25 holders of record of our common stock (including Cede & Co.).
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
We have elected to be treated, and intend to continue to qualify annually, as a RIC. To maintain our qualification as a RIC, we must, among other things, distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. In order to avoid certain excise taxes imposed on RICs and when reasonable, we intend to distribute during each calendar year an amount at least equal to the sum of: (1) 98% of our ordinary income for the calendar year; (2) 98.2% of our capital gain net income (both long-term and short-term) for the one-year period ending on October 31 of the calendar year; and, (3) any undistributed ordinary income and capital gain net income for preceding years that were not distributed during such years and on which we paid no U.S. federal income tax less certain over-distributions in prior years. In addition, although we currently intend to distribute realized net capital gains (i.e., net long term capital gains in excess of short-term capital losses), if any, at least annually, we may in the future decide to retain such capital gains for investment, pay U.S. federal income tax on such amounts at regular corporate tax rates, and elect to treat such gains as deemed distributions to stockholders. We can offer no assurance that we will achieve results that will permit the payment of any cash distributions and, to the extent that we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the Investment Company Act or if distributions are limited by the terms of any of our borrowings.
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
Stock Performance Graph
This graph depicts the stockholder return on our common stock from December 31, 2020 to December 31, 2025 relative to that of the Standard & Poor’s BDC Index (the “S&P BDC Index”) and the Standard & Poor’s 500 Stock Index (the “S&P 500 Index”). This graph assumes that on December 31, 2020, $100 was invested in our common stock, the S&P BDC Index and the S&P 500 Index. The graph also assumes the reinvestment of all cash dividends prior to any tax effect.
The graph and other information furnished under this Part II, Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under, or to the liabilities of Section 18 of, the Exchange Act. The stock price performance included in the below graph is not necessarily indicative of future stock performance.

$300
$250
$200
$150
$100
$50
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
CGBD
S&P BDC Index
S&P 500 Index

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the fourth quarter of 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	—	$—	—	$42,263
November 1, 2025 through November 30, 2025	227,859	12.15	227,859	39,494
December 1, 2025 through December 31, 2025	867,932	12.80	867,932	28,389
Total	1,095,791		1,095,791
(1)On trade date basis.
(2)On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's $200.0 million Stock Repurchase Program until November 5, 2026, or until the date the approved dollar amount has been used to repurchase shares. Pursuant to the program, the Company is authorized to repurchase up to $200.0 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. Effective February 18, 2026, our Board of Directors approved an increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300.0 million. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company has adopted the Company 10b5-1 Plan. The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollar amounts in thousands, except share and per share data, unless otherwise indicated)
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of this Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-K.
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25.0 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Adviser Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 205 investment professionals with the deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
2025 Highlights
2025 Annual Results
•Net investment income was $100.7 million or $1.48 per common share.
•Adjusted for one-time income or expense events and purchase accounting adjustments, the adjusted net investment income per common share (a non-GAAP financial measure) was $1.51. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•Dividends declared on common shares were $110.0 million, or $1.65 per share.
•Net investment income for the year ended December 31, 2025 declined from the prior year primarily due to a lower weighted average yield on the portfolio, a higher average margin on our debt and the net impact of investments on non-accrual status. These impacts were partially offset by a higher average outstanding investment balance driven by net investment activity during 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025.
•The NAV per common share decreased to $16.26 as of December 31, 2025 from $16.80 as of December 31, 2024.
Portfolio and Investment Activity
•On February 11, 2025, we completed a series of transactions with CCLF that resulted in our 100% ownership in Credit Fund II, which is now a wholly owned subsidiary of CGBD (the “Credit Fund II Purchase”). See Note 6. Middle Market Credit Fund II, LLC, to our consolidated financial statements for more details included in Part II, Item 8 of this Form 10-K.
•As of December 31, 2025, we held 229 investments across 165 portfolio companies and 31 industries for a total fair value of $2.5 billion.
•During the year ended December 31, 2025, our investment balance increased from $1.8 billion to $2.5 billion driven by net investment activity, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025.
•As of December 31, 2025, non-accrual investments represented 1.8% and 1.2% of our portfolio based on cost and fair value, respectively.
•In December 2025, we, together with Carlyle Credit Solutions, Inc. (“CARS”), an affiliated BDC, and certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with us and CARS, the “SCP Members”), agreed to co-invest through Structured Credit Partners JV, LLC (“Structured Credit Partners”), a joint venture that will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. We and CARS each own 25% of the voting interest in Structured Credit Partners, with the remaining 50% ownership held by Sixth Street. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150.0 million, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600.0 million, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.
Liquidity and Capital Activity
•On March 12, 2025, we amended and restated the Credit Facility. As a result of the amendment, total commitments under the Credit Facility increased to $935.0 million and the maturity date was extended to March 12, 2030.
•On March 27, 2025, we completed the previously announced merger with CSL III. In accordance with the terms of the Merger Agreement, we issued an aggregate of 18,935,108 shares of our common stock to former CSL III shareholders and paid cash in lieu of fractional shares. Commencing on the completion of the merger, all activity is consolidated in these consolidated financial statements. Refer to Note 15, Merger with CSL III, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding the CSL III Merger.
•On March 27, 2025, all 2,000,000 shares of our Preferred Stock were exchanged for 3,004,808 shares of our common stock, based on an aggregate $50,000 liquidation preference and our net asset value per share of $16.64 as of March 25, 2025.
•On March 28, 2025, we entered into an equity distribution agreement with certain placement agents. The agreement provides for the offer and sale of up to $150.0 million in aggregate offering amount of our common stock from time to time through an “at-the-market” (“ATM”) offering, as defined in Rule 415 under the Securities Act of 1933. The minimum price per share on any day at which our common stock may be sold under the ATM program will not be below the then-current net asset value per share. Refer to Note 10, Net Assets, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding the ATM program.
•On July 10, 2025, we increased the total commitments under the Credit Facility by $25.0 million, resulting in total commitments increasing to $960.0 million.

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
•On December 1, 2025, we redeemed the 2028 Notes (as defined below) at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest. In connection with the redemption of the 2028 Notes, the interest rate swap agreement with Morgan Stanley was terminated by Morgan Stanley on December 1, 2025.
•Total liquidity as of December 31, 2025 was $472.8 million in cash and unused debt capacity.
•During the year ended December 31, 2025, we repurchased 1,095,791 shares of our common stock for an aggregate purchase price of approximately $13.9 million, resulting in accretion to NAV per common share of approximately $0.06.
Recent Developments
•On February 11, 2026, we, together with Credit Partners, entered into a second amendment to the Sixth Amended and Restated Limited Liability Company Agreement. As a result of the amendment, each member’s capital commitment increased to $250.0 million.
•On February 18, 2026, we declared common stock dividends of $0.40 per share to be paid on April 16, 2026.
•On February 18, 2026, our Board of Directors approved an $100.0 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300.0 million.
•On February 18, 2026, our Board of Directors appointed Alex Chi as Director and Chief Executive Officer and Thomas Hennigan as President, effective February 18, 2026, following the resignation of Justin Plouffe as Director and President and Chief Executive Officer.
•From January 1, 2026 through February 23, 2026, we repurchased 1,130,267 shares of our common stock for an aggregate purchase price of approximately $14.0 million resulting in $0.06 per common share of NAV accretion.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended December 31, 2025, we recorded basic earnings per common share of $0.24, declared a dividend of $0.40 per common share and earned $0.33 of net investment income per common share. For the year ended December 31, 2025, we recorded basic earnings per common share of $1.02, declared a dividend of $1.65 per common share and earned $1.48 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	For the years ended December 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$69,146	$69,972	$85,478	$88,978
Weighted-average common shares outstanding	67,718,284	69,038,337	50,831,205	56,468,099
Earnings per share	$1.02	$1.01	$1.68	$1.58
For the years ended December 31, 2025 and 2024, we declared dividends per common share of $1.65 and $1.87, respectively. As of December 31, 2025 and 2024, our NAV per share was $16.26 and $16.80, respectively.

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
Expenses
Our primary operating expenses include: (i) investment advisory fees, including base management fees and incentive fees, to the Investment Adviser pursuant to the Investment Advisory Agreement; (ii) debt service and other costs of borrowings or other financing arrangements; (iii) costs and other expenses and our allocable portion of overhead incurred by our Administrator in performing its administrative obligations under the Administration Agreement; and (iv) other operating expenses summarized below:

•administration fees payable under our Administration Agreement and Sub-Administration Agreements, including related expenses;
•the costs of any offerings of our common stock and other securities, if any;
•calculating individual asset values and our net asset value (including the cost and expenses of any independent valuation firms);
•expenses, including travel expenses, incurred by the Investment Adviser, or members of the Investment Adviser team managing our investments, or payable to third parties, performing due diligence on prospective portfolio companies;
•the allocated costs incurred by the Investment Adviser in providing managerial assistance to those portfolio companies that request it;
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

Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Year Ended December 31,
	2025	2024
Total investment income	$255,567	$232,590
Total expenses (including excise tax expense)	154,821	127,338
Net investment income	$100,746	$105,252
Preferred stock dividend	826	3,500
Net investment income, net of the preferred stock dividend	$99,920	$101,752
Weighted-average common shares outstanding	67,718,284	50,831,205
Net investment income per common share	$1.48	$2.00

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
We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our operations. In addition, we use the non-GAAP financial measures described above internally to analyze and evaluate financial results and performance and to compare our financial results with those of other business development companies that do not have similar financial impacts from asset acquisitions and have not had similar one-time or non-recurring events. We believe “Adjusted Net Investment Income”, “Adjusted Net Investment Income Per Common Share”, “Adjusted Net Income” and “Adjusted Net Income Per Common Share” are useful to investors as an additional tool to evaluate our ongoing results and trends without giving effect these considerations and these metrics are used to evaluate our economic earnings.
The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Year Ended December 31,
	2025	2024
Net investment income, net of the preferred stock dividend	$99,920	$101,752
Acceleration of debt issuance costs, net of incentive fee impact (1)	1,691	1,011
Amortization of premium/discount on acquired assets(2)	825	—
Adjusted Net Investment Income	$102,436	$102,763

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$69,146	$85,478
Acceleration of debt issuance costs, net of incentive fee impact (1)	1,691	1,011
Amortization of premium/discount on acquired assets(2)	825	—
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(825)	—
Adjusted Net Income	$70,837	$86,489

	Year Ended December 31,
	2025	2024
Net Investment Income Per Share	$1.48	$2.00
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	0.02
Amortization of premium/discount on acquired assets(2)	0.01	—
Adjusted Net Investment Income Per Common Share	$1.51	$2.02

Net Income Per Share	$1.02	$1.68
Acceleration of debt issuance costs, net of incentive fee impact (1)	0.02	0.02
Amortization of premium/discount on acquired assets(2)	0.01	—
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(0.01)	—
Adjusted Net Income Per Common Share	$1.04	$1.70

Weighted-average common shares outstanding	67,718,284	50,831,205
(1)On July 2, 2024, Carlyle Direct Lending CLO 2015-1R LLC, a wholly owned and consolidated subsidiary of the Company, completed the refinancing of its outstanding notes by redeeming the notes in full and issuing new notes and loans (the “2015-1R Refinancing”). On December 1, 2025, the 2028 Notes were redeemed. In connection with the 2015-1R Refinancing and the redemption of the 2028 Notes, debt issuance costs were accelerated in accordance with GAAP. Refer to Note 9, Borrowings, in the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for more information on the 2015-1R Refinancing and the redemption of the 2028 Notes.
(2)This adjustment represents the difference between GAAP amortization under the asset acquisition method of accounting, in accordance with ASC 805 and management’s non-GAAP measure of amortization related to assets acquired in connection with the CSL III Merger on March 27, 2025, and the Credit Fund II Purchase on February 11, 2025. This adjustment reflects management’s view of the economic yield on the acquired assets and is consistent with the internal evaluation of performance.
Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of December 31, 2025:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	183	8	36	2	229
Investments, at amortized cost	$2,082,022	$97,765	$118,608	$171,001	$2,469,396
Investments, at fair value	$2,061,847	$95,130	$143,331	$163,614	$2,463,922
Percentage of total investments at fair value	83.7%	3.9%	5.8%	6.6%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.6%	9.6%
Second Lien Debt(1)	12.5%	12.9%
Total Debt and Income Producing Investments(1)(2)	10.1%	10.1%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.9% as of December 31, 2025.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund, as well as income producing equity investments.

The geographical composition of investments at fair value as of December 31, 2025 were as follows:

As of
Geography—% of Fair Value	December 31, 2025
Australia	0.2%
Canada	4.3
France	1.1
Ireland	0.3
Italy	1.1
Luxembourg	0.5
Spain	0.3
Sweden	0.0
United Kingdom	4.1
United States	88.1
Total	100.0%
The industry composition of investments at fair value as of December 31, 2025 were as follows:

As of
Industry—% of Fair Value	December 31, 2025
Aerospace & Defense	1.7%
Auto Aftermarket & Services	2.2
Beverage & Food	0.5
Business Services	7.6
Capital Equipment	4.3
Chemicals, Plastics & Rubber	1.3
Construction & Building	4.4
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.1
Containers, Packaging & Glass	2.3
Diversified Financial Services	7.8
Energy: Electricity	0.5
Energy: Oil & Gas	0.1
Environmental Industries	2.3
Healthcare & Pharmaceuticals	19.4
High Tech Industries	6.5
Investment Funds	6.6
Leisure Products & Services	4.9
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	0.5
Retail	0.8
Software	12.0
Sovereign & Public Finance	0.2
Telecommunications	2.4
Transportation: Cargo	0.7
Transportation: Consumer	0.9

As of
Industry—% of Fair Value	December 31, 2025
Utilities: Oil & Gas	0.6%
Utilities: Water	0.4
Wholesale	0.8
Total	100.0%
Our investment activity for the years ended December 31, 2025 and 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	Year Ended December 31,
	2025	2024
Investments:
Total investments, beginning of year	$1,848,212	$1,904,895
New investments purchased	1,416,347	500,998
Transfer in - CSL III Merger	485,673	—
Transfer in - Credit Fund II Purchase	191,201	—
Net accretion of discount on investments	10,877	11,003
Net realized gain (loss) on investments	(58,090)	(38,317)
Investments sold or repaid	(1,424,824)	(530,367)
Total Investments, end of year	$2,469,396	$1,848,212
Principal amount of investments funded:
First Lien Debt	$1,193,962	$469,069
Second Lien Debt	4,341	9,320
Equity Investments(1)	29,384	30,658
Investment Funds	40,500	—
Transfer in - CSL III Merger	487,879	—
Transfer in - Credit Fund II Purchase	198,824	—
Total	$1,954,890	$509,047
Principal amount of investments sold or repaid:
First Lien Debt	$(1,116,437)	$(478,876)
Second Lien Debt	(47,431)	(71,691)
Equity Investments(1)	(19,600)	(18,735)
Investment Funds	(62,500)	—
Total	$(1,245,968)	$(569,302)
Number of new investment commitments(2)(3)	96	72
Average new investment commitment amount	$13,871	$7,090

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction.
(3)For the years ended December 31, 2025 and 2024, 100.0% and 99.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of December 31, 2025 and 2024 to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for more information on these investments, including a list of companies and type and amount of investments.
Portfolio Credit
As part of the monitoring process, the Investment Adviser has developed risk assessment policies pursuant to which it regularly assesses the risk profile of each of our first lien and second lien debt investments and rates each of them based on the following categories, which we refer to as “Internal Risk Ratings”. Key drivers of internal risk ratings include financial metrics, financial covenants, liquidity and enterprise value coverage. Pursuant to these risk policies, an Internal Risk Rating of 1 – 5, which are defined below, is assigned to each first lien and second lien debt investment in our portfolio.

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
The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$380	0.0%
Internal Risk Rating 2	2,011,980	93.3	1,258,072	87.4
Internal Risk Rating 3	114,456	5.3	172,840	12.0
Internal Risk Rating 4	20,240	0.9	7,756	0.5
Internal Risk Rating 5	10,301	0.5	1,116	0.1
Total	$2,156,977	100.0%	$1,440,164	100.0%
As of December 31, 2025 and 2024, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of December 31, 2025 and 2024, six and three of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	222	$2,433,381	98.8%	185	$1,793,150	99.4%
Non-accrual(1)	7	30,541	1.2	4	10,393	0.6
Total	229	$2,463,922	100.0%	189	$1,803,543	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K.

Portfolio Financing
Our primary sources of financing consist of secured debt, unsecured debt, and securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 9, Borrowings, to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of December 31,
	2025	2024
Secured Debt
Credit Facility	$563,660	$213,439
Unsecured Debt
2028 Notes	—	85,000
2030 Notes	300,000	300,000
2031 Notes	300,000	—
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,543,660	$978,439
Weighted average interest rate	6.02%	6.65%
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
The Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
December 31, 2025	$960,000	$563,660	$396,340	$396,340	5.28%
December 31, 2024	$790,000	$213,439	$576,561	$509,121	6.18%
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
On November 20, 2023, we completed a public offering of $85.0 million in aggregate principal of 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”). On December 1, 2025, we redeemed the 2028 Notes at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest otherwise payable for the then-current quarterly interest period accrued to, but excluding, the December 1, 2025 (the “Redemption Date”). In connection with the redemption, the 2028 Notes were delisted from the Nasdaq Global Select Market (“Nasdaq”).
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
On October 7, 2025, we completed a public offering of $300.0 million aggregate principal of 5.75% senior unsecured notes due February 15, 2031 (the “2031 Notes” and together with the 2024 Notes, 2028 Notes, and 2030 Notes, the “Senior Notes”). We may redeem the 2031 Notes, in whole or in part at our option at any time or from time to time, at a redemption price equal to the greater of (1) (a) the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date (assuming the notes matured on January 15, 2031) on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate plus 35 basis points, less (b) interest accrued to the date of redemption, or (2) 100% of the principal amount of the 2031 Notes to be redeemed, plus, in either case, accrued and unpaid interest thereon to, but excluding, the redemption date. At any time on or after January 15, 2031, we may redeem the 2031 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed, plus accrued and unpaid interest thereon to, but excluding, the redemption date.
The following table details the carrying value of our Senior Notes as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
2028 Notes	$—	$85,000
2030 Notes	300,000	300,000
2031 Notes	300,000	—
Total principal amount	$600,000	$385,000
Less: unamortized debt issuance costs	(9,240)	(8,572)
Effective interest rate swap hedge	(1,184)	(6,700)
Total carrying value	$589,576	$369,728
Weighted average interest rate	6.84%	6.95%
In November 2023, in connection with the issuance of the 2028 Notes, we entered into a five-year interest rate swap agreement with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $85.0 million, maturing on December 1, 2028. Morgan Stanley had the ability to exercise an early termination commencing on December 1, 2025, subject to providing written notice thirty days prior. Under the interest rate swap agreement, we received a fixed interest of 8.20% and paid a floating rate based on the compounded average daily SOFR rate plus 3.139%. We designated this interest rate swap agreement as a hedging instrument to the 2028 Notes. In connection with the redemption of the 2028 Notes, Morgan Stanley elected to exercise the early termination right, and the interest rate swap agreement was terminated effective December 1, 2025.

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
Securitizations
On June 26, 2015, we completed the 2015-1 Debt Securitization (as defined in Note 1, Organization, to the consolidated financial statements included in Part II, Item 8 of this Form 10-K), which was refinanced on August 30, 2018 (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the previously issued securitized notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans.
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
On July 2, 2024, we and the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”), which resulted in the issuance of a $410.0 million collateralized loan obligation (the “2015-1N Debt”). On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to us in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interests held by us to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively.
Following the 2015-1R Refinancing, we retained the 2015-1 Issuer Preferred Interests. The 2015-1N Debt in the 2015-1R Refinancing was issued by the 2015-1 Issuer and is secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. As of the closing date, we retained the $30.0 million Class C-R Notes. The following table summarizes the terms of the 2015-1N Debt tranches and their principal amount:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	December 31, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,026)	(2,218)
Total Carrying Value				$377,974	$377,782
Weighted average interest rate				5.84%	6.59%
(1)Excludes $30.0 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.

Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each as of December 31, 2025, which was subsequently increased to $250.0 million each on February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Since inception of Credit Fund and through December 31, 2025, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, we and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, we and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund was $171,001 and $163,614, respectively, as of December 31, 2025 and $193,001 and $182,636, respectively, as of December 31, 2024.
Our share of the dividends declared by Credit Fund was $20,500 and $22,000 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, our annualized dividend yield from Credit Fund was 15.3% and 11.4%, respectively. Below is a summary of Credit Fund’s portfolio as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Senior secured loans(1)	$978,828	$547,672
Weighted average yields of senior secured loans based on amortized cost(2)	9.1%	10.3%
Weighted average yields of senior secured loans based on fair value(2)	9.1%	10.5%
Number of portfolio companies in Credit Fund	55	33
Average amount per portfolio company(1)	$17,797	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$6,297	$4,787
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$36,618	$39,712
Percentage of portfolio with PIK provisions(4)	3.8%	7.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of December 31, 2025 and 2024. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.
Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we together with CARS, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership as follows:

	Class B Capital Commitment	Class C Capital Commitment
Carlyle Secured Lending, Inc.	$135,000	$15,000
Carlyle Credit Solutions, Inc.	$15,000	$135,000
Sixth Street Lending Partners	$50,000	$50,000
Sixth Street Specialty Lending, Inc.	$100,000	$100,000
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners.
Structured Credit Partners will invest in the equity and debt of financing subsidiaries that will act as warehouses for the acquisition of broadly syndicated loans and issue debt securities collateralized by such loans, with investment opportunities expected to be sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because we do not own more than 25% of the voting interests of Structured Credit Partners, we do not believe that we have control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture.

Consolidated Results of Operations
For the years ended December 31, 2025 and 2024
The following table sets forth information regarding our consolidated results of operations for the years ended December 31, 2025 and 2024. For information regarding results of operations for the year ended December 31, 2023, see the Company’s Form 10-K for the fiscal year ended December 31, 2023.

	Year Ended December 31,		2025 vs 2024
	2025	2024	$
Investment income:
Interest income	$205,589	$171,581	$34,008
PIK income	23,115	21,425	1,690
Dividend income	21,554	34,905	(13,351)
Other income	5,309	4,679	630
Total investment income	255,567	232,590	22,977
Expenses:
Base management fees	34,644	26,908	7,736
Incentive fees	21,076	21,647	(571)
Professional fees	3,761	3,048	713
Administrative service fees	1,841	1,589	252
Interest expense and credit facility fees	88,086	68,485	19,601
Directors’ fees and expenses	735	601	134
Other general and administrative	2,772	2,321	451
Excise tax expense	1,906	2,739	(833)
Total expenses	154,821	127,338	27,483
Net investment income (loss)	100,746	105,252	(4,506)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(58,090)	(38,317)	(19,773)
Net realized currency gain (loss) on non-investment assets and liabilities	(815)	(1,436)	621
Net realized gain (loss) on forward currency contracts	313	—	313
Net change in unrealized appreciation (depreciation) on investments	39,195	18,345	20,850
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(9,680)	3,437	(13,117)
Net change in unrealized gain (loss) on forward currency contracts	(1,697)	1,697	(3,394)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(30,774)	(16,274)	(14,500)
Net increase (decrease) in net assets resulting from operations	$69,972	$88,978	$(19,006)
Investment Income
The increase in investment income for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by a higher average outstanding investment balance due to net investment activity in 2025, including assets acquired in the CSL III Merger and the Credit Fund II Purchase, partially offset by a lower weighted average yield on the portfolio. The size of the portfolio at amortized cost was $2,469,396, $1,848,212, and $2,049,975 as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively. As of December 31, 2025, the weighted average yield of our total debt and income producing assets decreased to 10.1% from 11.7% as of December 31, 2024, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and 2024, seven and four of our debt and preferred equity investments, respectively, were on non-accrual status. As of December 31, 2025 and 2024, non-accrual investments had a fair value of $30,541 and $10,393, which represented approximately 1.2% and 0.6% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and 2024.

The decrease in dividend income for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by a decrease in dividend income from Credit Fund II due to the Credit Fund II Purchase.
The increase in other income for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by an increase in prepayment fees and unused fees, partially offset by a decrease in amendment fees.
Expenses
The increase in interest expense and credit facility fees for the year ended December 31, 2025 from the comparable period in 2024 was primarily driven by a higher average outstanding debt balance, partially offset by a lower weighted average cost of debt due to lower base rates.
The increase in base management fees for the year ended December 31, 2025 from the comparable period in 2024 was driven by higher average gross assets as a result of the assets acquired in the CSL III Merger and the Credit Fund II Purchase during the year.
The decrease in incentive fees for the year ended December 31, 2025 from the comparable period in 2024 was driven by lower pre-incentive fee net investment income.
For the years ended December 31, 2025 and 2024, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2025 and 2024. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for more information on our incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in appreciation (depreciation) for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Realized gains on investments	$1,715	$22,474
Number of investments with realized gains	37	20
Realized losses on investments	$(59,805)	$(60,791)
Number of investments with realized losses	30	17
Change in unrealized appreciation on investments	$82,039	$69,673
Number of investments with unrealized appreciation	111	105
Change in unrealized depreciation on investments	$(42,844)	$(51,328)
Number of investments with unrealized depreciation	131	111
Net realized gain (loss) on investments during the year ended December 31, 2025 was primary driven by a net realized loss related to the restructuring of our investments in Aimbridge Acquisition Co., Inc. and Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), the sale of Comar Holding Company, LLC, the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase, and the sale of our investment in iRobot Corporation.
The net change in unrealized appreciation (depreciation) is driven by changes in other inputs utilized under our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage multiples and borrower ratings, and the impact of exits.

Consolidated Results of Operations
For the three months ended December 31, 2025 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended December 31, 2025 and September 30, 2025:

	Three Months Ended		Change
	December 31, 2025	September 30, 2025	$
Investment income:
Interest income	$54,638	$53,330	$1,308
PIK income	6,083	6,464	(381)
Dividend income	5,000	5,000	—
Other income	1,192	1,715	(523)
Total investment income	66,913	66,509	404
Expenses:
Base management fees	9,231	9,139	92
Incentive fees	5,130	5,612	(482)
Professional fees	1,253	778	475
Administrative service fees	425	512	(87)
Interest expense and credit facility fees	25,450	22,306	3,144
Directors’ fees and expenses	208	191	17
Other general and administrative	838	632	206
Excise tax expense	350	500	(150)
Total expenses	42,885	39,670	3,215
Net investment income (loss)	24,028	26,839	(2,811)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(19,777)	(16,427)	(3,350)
Net realized currency gain (loss) on non-investment assets and liabilities	(470)	22	(492)
Net change in unrealized appreciation (depreciation) on investments	14,087	11,923	2,164
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(483)	1,546	(2,029)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(6,643)	(2,936)	(3,707)
Net increase (decrease) in net assets resulting from operations	$17,385	$23,903	$(6,518)
Investment Income
The increase in investment income for the three months ended December 31, 2025, as compared to the three months ended September 30, 2025, was primarily driven by a higher average outstanding investment balance due to net investment activity in the fourth quarter of 2025, partially offset by a lower weighted average yield on the portfolio. As of December 31, 2025, the size of our portfolio increased to $2,469,396 from $2,442,191 as of September 30, 2025, at amortized cost. As of December 31, 2025 and September 30, 2025, the weighted average yield of our total debt and income producing investments was 10.1% and 10.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and September 30, 2025, seven and six of our debt and preferred equity investments, respectively, were on non-accrual status. As of December 31, 2025 and September 30, 2025, non-accrual investments had a fair value of $30,541 and $23,508, which represented approximately 1.2% and 1.0% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and September 30, 2025.

The decrease in other income for the three months ended December 31, 2025, compared to the three months ended September 30, 2025, was primarily driven by a decrease in prepayment fees, offset by an increase in amendment fees.
Expenses
The increase in interest expense and credit facility fees was primarily driven by the acceleration of debt issuance costs as a result of the redemption of the 2028 Notes and a higher average outstanding debt balance, partially offset by a lower weighted average cost of debt after accounting for the repayment of CSL III SPV Credit Facility and the 2028 Notes during the three months ended December 31, 2025.
The increase in base management fees was driven by higher average gross assets for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended December 31, 2025 compared to the three months ended September 30, 2025.
For the three months ended December 31, 2025, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of December 31, 2025. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended December 31, 2025 and September 30, 2025 were as follows:

	Three Months Ended
	December 31, 2025	September 30, 2025
Realized gains on investments	$424	$206
Number of investments with realized gains	12	13
Realized losses on investments	$(20,201)	$(16,633)
Number of investments with realized losses	12	8
Change in unrealized appreciation on investments	$30,489	$30,483
Number of investments with unrealized appreciation	93	117
Change in unrealized depreciation on investments	$(16,402)	$(18,560)
Number of investments with unrealized depreciation	120	84
During the three months ended December 31, 2025, we recognized a realized net loss related to the sale of Comar Holding Company, LLC and the sale of our investment in iRobot Corporation. During the three months ended September 30, 2025, we recognized a realized net loss related to the restructuring of Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.).
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of December 31, 2025, we had $1,543,660 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of December 31, 2025, we had $472,833 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. As of December 31, 2025 and December 31, 2024, the statutory debt to equity ratio was 1.32x and 1.20x, respectively. Refer to Note 9, Borrowings, to the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K for additional information regarding our financing.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	As of
	December 31, 2025	December 31, 2024
Cash, cash equivalents and restricted cash	$76,493	$56,575
Available borrowings under Credit Facility	396,340	509,121
Total Liquidity	$472,833	$565,696

We generate cash from cash flows from operations, including investment sales and repayments, income earned on investments and cash equivalents, and through the net proceeds of offerings of our common stock sold through our at-the-market program. We may also fund a portion of our investments through borrowings under the Credit Facility, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, repurchases of our common stock and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facility, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes. From time to time, we may also repurchase our outstanding debt or shares of our common stock.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made for any such exposure in the consolidated financial statements as of December 31, 2025 and December 31, 2024, included in Part II, Item 8 of this Form 10-K.
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of December 31, 2025 and 2024:

	Par/Principal Amount as of
	2025	2024
Unfunded delayed draw commitments	$256,926	$105,485
Unfunded revolving commitments	174,680	73,762
Total unfunded commitments	$431,606	$179,247

Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of December 31, 2025 and December 31, 2024, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

	Year Ended December 31,
	2025	2024
Cash flows provided by (used in) operating activities	$(204,560)	$104,265
Cash flows provided by (used in) financing activities	224,478	(108,137)
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,918	$(3,872)
During the year ended December 31, 2025, we paid $1,332,102 related to cost of investments purchased and received $997,546 in proceeds from sales and repayments on our investments. During the year ended December 31, 2025, we had net borrowings of $134,562 on our Credit Facilities, issued $300,000 aggregate principal amount of 2031 Notes, redeemed all issued and outstanding 2028 Notes for $85,000, and paid $104,038 of dividends in cash.
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
As of December 31, 2025 and 2024, the Company had total senior securities of $1,543,660 and $1,028,439, respectively, consisting of secured borrowings under the Credit Facility, the 2030 Notes, the 2031 Notes, the 2015-1N Debt, and, as of December 31, 2024 only, the Preferred Stock and the 2028 Notes, and had asset coverage ratios of 175.6% and 183.2%, respectively. For a discussion of the principal risk factors associated with these senior securities, see Part I, Item 1A of this Form 10‑K “Risk Factors”. For the purposes of the asset coverage ratio as of December 31, 2024, the Preferred Stock was classified as a senior security.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and judgments are based on historical information, information currently available to us and on various other assumptions management believes to be reasonable under the circumstances. Actual results could vary from those estimates and we may change our estimates and assumptions in future evaluations. Changes in these estimates and assumptions may have a material effect on our results of operations and financial condition. We believe the critical accounting policies discussed below affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and should be read in conjunction with our consolidated financial statements and related notes in Part II, Item 8, as well as with our “Risk Factors” included in Part I, Item 1A of this Form 10-K.
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
Securities/instruments that are illiquid, or for which the pricing source does not provide a valuation or methodology, or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value, shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which, in many cases, may reflect a lag in information.
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

In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the consolidated financial statements as of December 31, 2025 and 2024 included in Part II, Item 8 of this Form 10-K.
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
For further information on the fair value measurements, including the fair value hierarchies, our framework for determining fair value, and the composition of our portfolio, see Note 3, Fair Value Measurements to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.
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

The SPV, 2015-1 Issuer, CSL III SPV, and Credit Fund II are disregarded entities for tax purposes and are consolidated with the tax return of the Company.
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
Interest Rate Risk
As of December 31, 2025, on a fair value basis, approximately 99.4% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2028 Notes, which bear a fixed rate, were hedged by entering into fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio. In addition, commencing on August 18, 2025, the 2030 Notes, and commencing on October 7, 2025, the 2031 Notes, each which bear fixed rates, were hedged through fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Credit Fund II, held as of December 31, 2025 and 2024, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of December 31, 2025 and 2024 and based on the terms of our Credit Facility and notes payable. Interest expense on our credit facilities and notes payable is calculated using the stated interest rate as of December 31, 2025 and 2024, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of December 31, 2025 and 2024, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Credit Fund II, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of December 31, 2025			As of December 31, 2024
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$64,385	$(46,310)	$18,075	$43,916	$(20,353)	$23,563
Up 200 basis points	$42,923	$(30,873)	$12,050	$29,277	$(13,569)	$15,708
Up 100 basis points	$21,462	$(15,437)	$6,025	$14,639	$(6,784)	$7,855
Down 100 basis points	$(21,462)	$15,437	$(6,025)	$(14,639)	$6,784	$(7,855)
Down 200 basis points	$(42,809)	$30,769	$(12,040)	$(29,261)	$13,569	$(15,692)
Down 300 basis points	$(60,789)	$44,940	$(15,849)	$(43,622)	$20,331	$(23,291)

Item 8. Financial Statements and Supplementary Data
CARLYLE SECURED LENDING, INC.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of Carlyle Secured Lending, Inc. (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, debt agents, and the underlying investees; when replies were not received from the debt agents and the underlying investees, we performed other auditing procedures.

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
At December 31, 2025, the fair value of the Company's investments categorized in Level III of the fair value hierarchy (Level III investments) totaled $2.464 billion. As discussed in Note 3 to the consolidated financial statements (Note 3), management determined the fair value of the Company’s Level III investments by using valuation techniques such as discounted cash flow analyses, consensus pricing, and market and income approaches and using inputs which were significant to the valuation of these investments, such as observable market inputs, updated credit statistics, and significant unobservable inputs (significant inputs). The significant unobservable inputs used to determine fair value required significant management judgment or estimation and, as disclosed in Note 3, included discount rates, comparable multiples, recovery rates, default rates, and indicative quotes.

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

New York, New York
February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Carlyle Secured Lending, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Carlyle Secured Lending, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carlyle Secured Lending, Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of assets and liabilities of the Company, including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York
February 24, 2026

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,202,028 and $1,510,256, respectively)	$2,197,244	$1,485,049
Investments—non-controlled/affiliated, at fair value (amortized cost of $96,367 and $66,859, respectively)	103,064	71,861
Investments—controlled/affiliated, at fair value (amortized cost of $171,001 and $271,097, respectively)	163,614	246,633
Total investments, at fair value (amortized cost of $2,469,396 and $1,848,212, respectively)	2,463,922	1,803,543
Cash, cash equivalents and restricted cash	76,493	56,575
Receivable for investments sold	214,757	25,407
Interest and dividend receivable	24,678	32,436
Derivative assets, at fair value (Note 8)	298	1,863
Prepaid expenses and other assets	10,019	6,169
Total assets	$2,790,167	$1,925,993
LIABILITIES
Debt and secured borrowings (Note 9)	$1,531,210	$960,949
Payable for investments purchased	21,547	1,353
Interest and credit facility fees payable (Note 9)	19,092	10,853
Dividend payable (Note 11)	28,723	22,908
Base management and incentive fees payable (Note 4)	14,360	11,908
Administrative service fees payable (Note 4)	1,261	885
Derivative liabilities, at fair value (Note 8)	1,436	6,875
Other accrued expenses and liabilities	5,150	5,058
Total liabilities	1,622,779	1,020,789
Commitments and contingencies (Notes 10 and 14)
NET ASSETS
Cumulative convertible preferred stock, $0.01 par value; 0 and 2,000,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	50,000
Common stock, $0.01 par value; 198,000,000 shares authorized; 71,807,190 and 50,906,262 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	718	509
Paid-in capital in excess of par value	1,363,998	1,014,308
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(195,695)	(157,980)
Total net assets	$1,167,388	$905,204
NET ASSETS PER COMMON SHARE	$16.26	$16.80
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$200,471	$164,221	$177,315
PIK income	21,385	20,733	19,819
Other income	5,301	4,671	4,995
Total investment income from non-controlled/non-affiliated investments	227,157	189,625	202,129
From non-controlled/affiliated investments:
Interest income	5,008	7,360	5,713
PIK income	1,730	692	672
Other income	8	8	8
Total investment income from non-controlled/affiliated investments	6,746	8,060	6,393
From controlled/affiliated investments:
Interest income	110	—	—
Dividend income	21,554	34,905	33,104
Total investment income from controlled/affiliated investments	21,664	34,905	33,104
Total investment income	255,567	232,590	241,626
Expenses:
Base management fees (Note 4)	34,644	26,908	28,515
Incentive fees (Note 4)	21,076	21,647	22,622
Professional fees	3,761	3,048	2,688
Administrative service fees (Note 4)	1,841	1,589	1,280
Interest expense and credit facility fees (Note 9)	88,086	68,485	71,711
Directors’ fees and expenses	735	601	444
Other general and administrative	2,772	2,321	1,960
Total expenses	152,915	124,599	129,220
Net investment income (loss) before taxes	102,652	107,991	112,406
Excise tax expense	1,906	2,739	2,435
Net investment income (loss)	100,746	105,252	109,971
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(43,588)	(42,330)	(21,426)
Non-controlled/affiliated investments	—	4,013	—
Controlled/affiliated investments	(14,502)	—	188
Net realized currency gain (loss) on non-investment assets and liabilities	(815)	(1,436)	385
Net realized gain (loss) on forward currency contracts	313	—	—
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	20,423	22,434	15,123
Non-controlled/affiliated investments	1,695	(1,343)	5,604
Controlled/affiliated investments	17,077	(2,746)	(13,643)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	(9,680)	3,437	(3,922)
Net change in unrealized gain (loss) on forward currency contracts	(1,697)	1,697	—
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(30,774)	(16,274)	(17,691)
Net increase (decrease) in net assets resulting from operations	69,972	88,978	92,280

	Year Ended December 31,
	2025	2024	2023
Preferred stock dividend	826	3,500	3,500
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$69,146	$85,478	$88,780
Basic and diluted earnings per common share (Note 11)
Basic	$1.02	$1.68	$1.75
Diluted	$1.01	$1.58	$1.64
Weighted average shares of common stock outstanding (Note 11)
Basic	67,718,284	50,831,205	50,817,659
Diluted	69,038,337	56,468,099	56,311,555
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$100,746	$105,252	$109,971
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(58,592)	(39,753)	(20,853)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	27,818	23,479	3,162
Net increase (decrease) in net assets resulting from operations	69,972	88,978	92,280
Capital transactions:
Common stock issued, net of offering and underwriting costs	101	—	—
Preferred Stock Exchange	(50,000)	—	—
Common Stock issued - Preferred Stock Exchange	50,000	—	—
Common stock issued - CSL III Merger	315,838	—	—
Reinvestment of dividends	949	2,003	—
Repurchase of common stock	(13,874)	—	(3,993)
Dividends declared on preferred and common stock (Note 11)	(110,802)	(98,589)	(92,898)
Net increase (decrease) in net assets resulting from capital transactions	192,212	(96,586)	(96,891)
Net increase (decrease) in net assets	262,184	(7,608)	(4,611)
Net assets at beginning of year	905,204	912,812	917,423
Net assets at end of year	$1,167,388	$905,204	$912,812
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$69,972	$88,978	$92,280
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	5,302	3,486	1,290
Net accretion of discount on investments	(10,877)	(11,003)	(8,435)
Paid-in-kind interest	(25,227)	(22,939)	(20,902)
Net realized (gain) loss on investments	58,090	38,317	21,238
Net realized currency (gain) loss on non-investment assets and liabilities	815	1,436	(385)
Net change in unrealized (appreciation) depreciation on investments	(39,195)	(18,345)	(7,084)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	9,680	(3,437)	3,922
Net change in unrealized (gain) loss on forward currency contracts	1,697	(9,382)	985
Net change in unrealized (gain) loss on interest rate swaps	5,517	—	—
Cost of investments purchased and change in payable for investments purchased	(1,332,102)	(454,315)	(207,198)
Proceeds from sales and repayments of investments and change in receivable for investments sold	997,546	482,647	361,576
Cash acquired in CSL III Merger	37,751	—	—
Cash acquired in Credit Fund II Purchase	6	—	—
Changes in operating assets:
Interest and dividend receivable	18,404	1,289	(9,702)
Prepaid expenses and other assets	2,330	(784)	111
Changes in operating liabilities:
Interest and credit facility fees payable	5,573	2,262	1,842
Base management and incentive fees payable	1,039	(1,159)	386
Administrative service fees payable	316	(2,106)	1,280
Other accrued expenses and liabilities	(11,197)	9,320	(595)
Net cash provided by (used in) operating activities	(204,560)	104,265	230,609
Cash flows from financing activities:
Repurchase of common stock	(13,874)	—	(3,993)
Borrowings on Credit Facilities	1,372,331	490,567	166,792
Repayments of Credit Facilities	(1,237,769)	(535,525)	(350,408)
Repayments of 2015-1R Notes	—	(449,200)	—
Repayments of Senior Notes	(85,000)	(190,000)	—
Proceeds from issuance of 2015-1N Debt	—	380,000	—
Proceeds from issuance of Senior Notes	300,000	300,000	85,000
Deferred financing costs and debt issuance costs paid	(7,273)	(7,980)	(5,036)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	101	—	—
Dividends paid in cash	(104,038)	(95,999)	(93,023)
Net cash provided by (used in) financing activities	224,478	(108,137)	(200,668)

	Year Ended December 31,
	2025	2024	2023
Net increase (decrease) in cash, cash equivalents and restricted cash	$19,918	$(3,872)	$29,941
Cash, cash equivalents and restricted cash, beginning of year	56,575	60,447	30,506
Cash, cash equivalents and restricted cash, end of year	$76,493	$56,575	$60,447
Supplemental disclosures:
Interest and credit facility fees paid during the year	$77,327	$63,627	$68,357
Taxes, including excise tax, paid during the year	$2,726	$2,432	$1,839
Dividends declared on preferred and common stock during the year	$110,802	$98,589	$92,898
Dividends reinvested during the year	$949	$2,003	$—

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$50,000	$—	$—
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$483,736	$—	$—
Interest receivable	7,909	—	—
Other assets	9,907	—	—
Total non-cash assets acquired	$501,552	$—	$—
Liabilities assumed:
Debt	$206,000	$—	$—
Interest payable	2,666	—	—
Incentive fee payable	1,413	—	—
Derivative liabilities, at fair value	812	—	—
Other liabilities	12,839	—	—
Total liabilities assumed	$223,730	$—	$—
Issuance of common stock pursuant to CSL III Merger	$315,838	$—	$—
Merger costs capitalized into purchase price	$1,650	$—	$—

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$191,097	$—	$—
Interest receivable	2,737	—	—
Total non-cash assets acquired	$193,834	$—	$—
Liabilities assumed:
Other liabilities	$227	$—	$—
Total liabilities assumed:	$227	$—	$—
Consolidation of investments in Credit Fund II	$193,614	$—	$—
Transaction costs capitalized into purchase price	$103	$—	$—
(1)Refer to Note 16, Merger with CSL III, to these consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.8% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a) (b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.70%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.19
AArete Investment, LLC	(a) (b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	3,304	3,238	3,274	0.28
Addev Group (France)	(a)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.03
ADPD Holdings, LLC	(a) (c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	21,287	20,487	19,104	1.64
Advanced Web Technologies Holding Company	(a) (b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	15,693	15,584	15,488	1.33
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	—	(11)	15	0.00
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	4,571	4,507	4,537	0.39
Allied Benefit Systems Intermediate LLC	(a) (b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	36,631	36,571	36,401	3.12
Alpine Acquisition Corp II	(a) (c)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,667	19,680	10,301	0.88
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	8,852	8,681	8,664	0.74
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	9,452	9,413	9,440	0.81
Apex Companies Holdings, LLC	(a) (b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	19,448	19,328	19,259	1.65
Applied Technical Services, LLC	(a) (b)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	18,329	18,117	18,137	1.55
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	1,409	1,397	1,409	0.12
Ascend Buyer, LLC	(a) (b)(c)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	28,863	28,880	28,783	2.47
Associations, Inc.	(a) (b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	20,060	20,102	20,171	1.73
Athlete Buyer, LLC	(a) (b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	14,724	14,516	12,931	1.11
Atlas US Finco, Inc.	(a) (b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	5,220	5,138	5,225	0.45
Auditboard, Inc.	(a) (c)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	13,286	13,179	13,272	1.14
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	3,143	3,119	3,141	0.27
Azurite Intermediate Holdings, Inc.	(a) (b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	7,870	7,898	7,914	0.68
Bamboo Health Holdings, LLC	(a) (b)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	28,361	28,187	28,526	2.44

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Barnes & Noble, Inc.	(a) (b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	$16,216	$15,884	$16,011	1.37%
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	10.65%	5/31/2023	5/31/2026	—	—	—	—
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.92%	5/31/2023	5/31/2026	4,862	4,862	4,862	0.42
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.92%	5/31/2023	5/31/2026	13,743	13,743	13,743	1.18
Bianalisi S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.02%	2/26/2025	2/26/2032	€15,524	16,437	17,837	1.53
Big Bus Tours Group Limited (United Kingdom)	(a) (c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	6/4/2024	6/4/2031	€6,778	7,190	7,746	0.66
Big Bus Tours Group Limited (United Kingdom)	(a) (c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	7/17/2025	6/4/2031	€464	538	530	0.04
Big Bus Tours Group Limited (United Kingdom)	(a) (c)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	605	574	569	0.05
Big Bus Tours Group Limited (United Kingdom)	(b)(c)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	10,960	10,700	10,658	0.91
Bingo Group Buyer, Inc.	(a) (b)(c)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	8,990	8,900	8,872	0.76
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.27%	7/2/2024	6/30/2031	€8,882	9,399	10,257	0.88
BlueCat Networks, Inc. (Canada)	(a) (b)(c)	(2)(3)(7)	High Tech Industries	SOFR	5.75%	9.48%	8/8/2022	8/8/2028	19,344	19,189	18,913	1.62
BMS Holdings III Corp.	(a)(b)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.17%	9/30/2019	9/30/2026	7,828	7,760	7,317	0.63
Businessolver.com, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	12/3/2025	12/3/2032	—	(20)	(20)	—
Celerion Buyer, Inc.	(a) (b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.89%	11/3/2022	11/3/2029	22,165	22,072	22,051	1.89
CircusTrix Holdings, LLC	(a) (b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.47%	7/18/2023	7/14/2028	14,213	14,003	14,128	1.21
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2025	4/22/2032	11,324	11,187	11,313	0.97
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.41%	7/30/2023	7/30/2028	2,189	2,184	2,211	0.19
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.83%	5/22/2024	5/22/2029	26,511	26,221	26,181	2.24
Cority Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.34%	10/31/2025	10/31/2032	34,617	34,428	34,424	2.95
Cornerstone Building Brands, Inc.	(a) (c)	(2)(3)	Construction & Building	SOFR	5.63%	9.38%	1/29/2025	8/1/2028	7,876	7,541	6,183	0.53
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.25%	2/18/2025	5/15/2031	3,128	2,851	2,200	0.19
Coupa Holdings, LLC	(a) (b)	(2)(3)(15)	Software	SOFR	5.25%	9.34%	2/27/2023	2/28/2030	10,635	10,500	10,698	0.92

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
CST Holding Company	(a) (c)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2022	11/1/2028	$—	$(6)	$5	—%
Dance Midco S.a.r.l. (United Kingdom)	(a) (c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	12,388	13,500	1.16
DCA Investment Holding LLC	(a)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	13,993	13,916	12,255	1.05
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	25,963	25,675	25,658	2.20
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	—	(14)	(14)	0.00
Denali Midco 2, LLC	(a) (b)(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	16,881	16,764	16,782	1.44
Diligent Corporation	(a) (b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	8,032	8,090	7,886	0.68
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	—	(21)	16	0.00
Dwyer Instruments, Inc.	(a) (b)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	26,426	26,360	26,426	2.26
Einstein Parent, Inc.	(a) (c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,678	30,019	2.57
Eliassen Group, LLC	(a) (b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	10,712	10,615	10,439	0.89
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,933	34,601	34,678	2.97
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	1,995	1,957	1,956	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,871	2,023	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.47
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	—	(15)	(16)	—
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	21,780	21,394	21,740	1.86
Essential Services Holding Corporation	(a) (c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	1,591	1,585	1,585	0.14
Excel Fitness Holdings, Inc.	(a) (c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	816	806	810	0.07
Excel Fitness Holdings, Inc.	(a) (b)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	5/13/2024	4/29/2030	13,375	13,290	13,308	1.14
Excelitas Technologies Corp.	(a) (c)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,372	3,572	3,964	0.34
Excelitas Technologies Corp.	(a) (b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	10,556	10,514	10,556	0.90
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€1,968	2,298	2,307	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	8,408	8,387	8,385	0.72
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	43	42	43	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	90	90	90	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	6,531	6,442	6,437	0.55

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Galileo Parent, Inc.	(a) (b)(c)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	$35,067	$35,044	$35,250	3.02%
Generator US Buyer, Inc.	(a) (c)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.17%	10/1/2024	7/22/2030	2,271	2,246	2,254	0.19
Greenhouse Software, Inc.	(a) (b)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	3/1/2021	9/1/2028	32,796	32,401	32,796	2.81
GS AcquisitionCo, Inc.	(a) (b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	3/26/2024	5/25/2028	5,545	5,571	5,545	0.47
Guidehouse LLP	(a) (c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.47%	9/30/2022	12/16/2030	6,162	6,199	6,146	0.53
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.05%	5/14/2025	5/14/2031	€9,781	10,606	11,343	0.97
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)	Diversified Financial Services	SONIA	5.15%, 3.15% PIK	12.19%	2/28/2022	2/28/2029	£22,745	29,852	30,735	2.63
Heartland Home Services, Inc.	(a) (b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.42%	2/10/2022	12/15/2026	10,016	9,993	9,768	0.84
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	9.67%	12/15/2020	12/15/2026	7,246	7,230	7,073	0.61
Hercules Borrower LLC	(a) (b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.42%	12/14/2020	12/14/2028	17,759	17,612	17,769	1.52
Higginbotham Insurance Agency, Inc.	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.22%	12/11/2025	6/11/2031	—	(103)	(104)	(0.01)
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.22%	8/6/2025	8/6/2032	—	(10)	(11)	0.00
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.75%	4/16/2025	4/16/2032	€14,102	15,605	16,144	1.38
Hoosier Intermediate, LLC	(a) (b)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.85%	11/15/2021	11/15/2028	15,865	15,759	15,865	1.36
Horizon Avionics Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.42%	10/25/2025	3/28/2032	812	744	742	0.06
HS Spa Holdings Inc.	(a) (c)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.07%	6/2/2022	6/2/2029	9,464	9,502	9,345	0.80
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.09%	3/12/2024	6/2/2029	750	746	742	0.06
Icefall Parent, Inc.	(a) (b)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.17%	1/26/2024	1/26/2030	10,088	9,960	10,088	0.86
IEM New Sub 2, LLC	(a)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2025	12/3/2031	—	(19)	(19)	—
iCIMS, Inc.	(a) (b)	(2)(3)(15)	Software	SOFR	5.75%	9.61%	8/18/2022	8/18/2028	28,278	28,052	27,740	2.38
IG Investments Holdings, LLC	(a) (c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.84%	11/1/2024	9/22/2028	4,398	4,405	4,398	0.38
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.07%	5/28/2021	5/28/2027	€8,599	10,316	10,105	0.87
IQN Holding Corp.	(a) (c)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.42%	5/2/2022	5/2/2029	11,876	11,838	11,827	1.01
Iron Infinity Buyer Sub, Inc.	(a)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2025	10/16/2032	14,908	14,836	14,828	1.27
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.65%	12/22/2021	12/31/2029	1,133	1,042	1,133	0.10
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.55%	12/22/2021	12/31/2029	6,816	6,263	6,816	0.58
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	—	(96)	71	0.01

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
LDS Intermediate Holdings, L.L.C.	(a) (c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	$7,084	$6,892	$7,024	0.60%
Leo BuyerCo, LLC	(a)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	8,571	8,426	8,425	0.72
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	4,393	4,384	3,873	0.33
Material Holdings, LLC	(a)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,582	14,584	11,245	0.96
Material Holdings, LLC	(a)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,655	909	—	—
Material Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.04
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/20/2025	11/28/2032	—	(21)	(21)	—
Medical Manufacturing Technologies, LLC	(a) (b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	42,561	42,177	42,552	3.65
Merative L.P.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	3.53
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,941	1.02
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	3,796	3,638	3,621	0.31
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	—	—	(1)	—
NEFCO Holding Company LLC	(a) (b)(c)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	25,660	25,541	25,660	2.20
NMI AcquisitionCo, Inc.	(a) (b)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.22%	9/6/2017	9/6/2028	46,994	46,986	46,936	4.02
North Haven Fairway Buyer, LLC	(a) (b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	30,819	30,631	30,578	2.62
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.66
Oak Purchaser, Inc.	(a) (b)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	17,391	17,238	17,341	1.48
Oak Purchaser, Inc.	(a) (c)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,981	1,959	1,960	0.17
OEConnection, LLC	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	1,137	1,128	1,127	0.10
OEI, Inc.	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.98
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€2,406	2,584	2,782	0.24
Optimizely North America Inc.	(a) (b)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	7,122	7,064	6,988	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£962	1,236	1,278	0.11
Orthrus Limited (United Kingdom)	(a) (c)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.28%	12/4/2024	12/4/2031	€1,855	1,966	2,159	0.18

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(a) (c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.02%	12/4/2024	12/4/2031	$4,902	$4,849	$4,853	0.42%
Orthrus Limited (United Kingdom)	(a) (c)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,077	2,655	2,766	0.24
Orthrus Limited (United Kingdom)	(a) (c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.15%	7/24/2025	12/4/2031	708	708	701	0.06
PAM Bidco Limited (United Kingdom)	(a) (c)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£78	99	104	0.01
PAM Bidco Limited (United Kingdom)	(a) (c)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.26%	10/29/2024	10/29/2031	£6,619	8,399	8,782	0.75
PDI TA Holdings, Inc	(a) (c)	(2)(3)(15)	Software	SOFR	5.50%	9.34%	2/1/2024	2/1/2031	16,714	16,758	16,242	1.39
PF Atlantic Holdco 2, LLC	(a) (b)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2021	11/12/2027	20,996	20,901	20,996	1.80
PF Atlantic Holdco 2, LLC	(c)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	6.00%	9.86%	3/27/2025	11/12/2027	1,366	1,380	1,366	0.12
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.07%	8/7/2024	8/31/2029	5,104	5,046	5,104	0.44
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	8/7/2024	8/31/2029	15,581	15,539	15,539	1.33
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.57%	8/7/2024	8/31/2029	207	206	206	0.02
Project Castle, Inc.	(b)(c)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	8,224	7,652	5,294	0.45
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.80%	2/1/2021	2/1/2027	1,350	1,345	1,347	0.11
Prophix Software Inc. (Canada)	(a) (b)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.72%	11/21/2023	2/1/2027	17,834	17,754	17,804	1.52
Propio LS, LLC	(a) (b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.46%	5/12/2025	5/12/2030	12,138	12,028	12,070	1.03
PROS Parent, Inc.	(a)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.49%	12/9/2025	12/9/2032	22,988	22,924	22,923	1.96
PXO Holdings I Corp.	(a) (b)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.20%	3/8/2022	3/8/2028	22,836	22,689	22,457	1.92
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.17%	11/7/2024	6/3/2032	1,168	1,116	1,251	0.11
Radwell Parent, LLC	(a) (b)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.17%	12/1/2022	4/1/2029	20,469	20,194	20,469	1.75
Rialto Management Group, LLC	(a) (b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2024	12/5/2030	14,993	14,866	15,003	1.29
Rotation Buyer, LLC	(a) (c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031	4,780	4,726	4,708	0.40
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032	5,025	4,955	5,010	0.43
SCHP Purchaser, INC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032	—	(30)	(30)	—
SCP Eye Care HoldCo, LLC	(a) (b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029	10,755	10,787	10,755	0.92

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Seahawk Bidco, LLC	(a) (b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031		$24,628	$24,372	$24,752	2.12%
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	7.67%	2/28/2025	3/1/2032		—	(10)	—	—
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032		€6,766	7,302	7,852	0.67
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		—	(34)	(24)	0.00
SitusAMC Holdings Corporation	(a) (b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	2.35
Smarsh Inc.	(a) (b)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		9,044	8,939	9,045	0.77
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	556	393	399	0.03
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		15,500	15,413	15,413	1.32
Speedstar Holding LLC	(a) (b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,850	17,222	1.48
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	8/30/2024	7/25/2028		9,022	8,961	9,066	0.78
Spotless Brands, LLC	(a) (b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		46,947	46,657	47,187	4.04
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		956	943	942	0.08
Tank Holding Corp.	(a) (b)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,731	24,549	22,455	1.92
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		3,522	3,498	3,217	0.28
TCFI Aevex LLC	(a)(b)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		12,339	12,331	12,038	1.03
The Chartis Group, LLC	(a) (c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		795	744	866	0.07
Total Power Limited (Canada)	(a) (c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	13,604	9,611	9,814	0.84
Tufin Software North America, Inc.	(a) (b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		38,555	38,224	38,387	3.29
Turbo Buyer, Inc.	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		13,442	13,357	13,442	1.15
U.S. Legal Support, Inc.	(a) (b)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		23,338	23,327	23,254	1.99
US INFRA SVCS Buyer, LLC	(a)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		11,384	11,195	9,112	0.78
USR Parent Inc.	(a) (b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027		4,320	4,298	4,288	0.37
Vensure Employer Services, Inc.	(a) (b)(c)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031		31,037	30,879	30,726	2.63
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032		216	196	204	0.02
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030		£7,264	9,513	9,571	0.82
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.09%	7/29/2025	6/29/2027		—	(2)	—	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Whitney Merger Sub, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032	$24,266	$23,990	$23,976	2.05%
Wineshipping.com LLC	(a)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028	17,691	16,448	12,342	1.06
World 50, Inc.	(a) (b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030	18,805	18,507	18,823	1.61
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	433	430	397	0.03
YLG Holdings, Inc.	(a) (b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	6,474	6,456	6,494	0.56
First Lien Debt Total										$2,012,358	$1,992,112	170.65%
Second Lien Debt (3.9% of fair value)
11852604 Canada Inc. (Canada)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,701	$11,629	$11,702	1.00%
AQA Acquisition Holdings, Inc.	(a) (b)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	3/3/2021	3/3/2029	40,000	39,557	39,151	3.36
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	9,498	9,496	9,525	0.82
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	13.67%	5/31/2023	5/31/2026	6,538	6,371	6,539	0.56
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	3,016	2,980	2,970	0.25
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	36	35	36	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	1.13
TruGreen Limited Partnership	(a) (b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,879	11,984	1.03
Second Lien Debt Total										$97,765	$95,130	8.15%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (4.5% of fair value)
48forty Intermediate Holdings, Inc.	(a) (b)(c)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,135	0.10
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,530	3,592	0.31
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.10
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.84
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	9,768	0.84
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	16	15,938	15,915	1.36
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	5,118	1,521	—	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	$—	$—	—%
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	241	0.02
Comar Aggregator Co, LLC	(a)	(6)(12)	Containers, Packaging & Glass		10/31/2025	21	10,674	11,247	0.96
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.09
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	16	15,937	15,937	1.37
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	—
EvolveIP, LLC	(a)	(6)(12)	Telecommunications		10/30/2024	107	215	383	0.03
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	43	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	209	253	0.02
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,508	1,509	0.13
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,859	22,397	1.92
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	472	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.07
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.08
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	390	0.03
Project Carbo S.a.r.l. (Luxemburg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	2,172	2,409	0.21
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	363	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	313	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,626	0.22
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.22
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,685	0.15
TW LRW Holdings, LLC	(a) (b)	(6)(12)	Business Services		6/14/2024	—	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	641	983	0.08
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	2,024	0.17
Equity Investments Total							$91,905	$110,002	9.42%
Total investments—non-controlled/non-affiliated							$2,202,028	$2,197,244	188.22%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (2.8% of fair value)
Align Precision Group, LLC	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.75%	7/3/2025	7/3/2030	$20,306	$20,306	$20,306	1.74%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.42%	7/3/2025	7/3/2030	2,886	2,815	2,886	0.24
SPF Borrower, LLC	(a)(b)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.92%	2/1/2024	2/1/2028	31,372	31,372	31,372	2.69
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50%	13.17%	2/1/2024	2/1/2028	15,171	15,171	15,171	1.30
First Lien Debt Total										$69,664	$69,735	5.97%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.4% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,875	$5,452	0.47%
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	20,828	27,877	2.39
Equity Investments Total							$26,703	$33,329	2.86%
Total investments—non-controlled/affiliated							$96,367	$103,064	8.83%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (6.6% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	15.33%	15.33%	2/29/2016	12/31/2030	$130,500	$130,501	$123,114	10.55%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	5.50%	9.15%	6/30/2016	5/21/2028	40,500	40,500	40,500	3.47
Investment Funds Total										$171,001	$163,614	14.02%
Total investments—controlled/affiliated										$171,001	$163,614	14.02%
Total investments										$2,469,396	$2,463,922	211.07%

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(d)	6.75%	February 18, 2030	$300,000	$298	$7,173	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(e)	5.75%	February 15, 2031	300,000	(1,436)	(1,436)	—
Total					$600,000	$(1,138)	$5,737	$—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(a) Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 9, Borrowings to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”) and Carlyle Secured Lending III SPV, L.L.C (the “CSL III SPV”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization most recently issued on July 2, 2024 (see Note 9, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company and CSL III SPV.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, CSL III SPV. Accordingly, such assets are not available to creditors of the Company and 2015-1 Issuer.
(d) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further details.
(e) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 2.312%. The interest rate swap settles semi-annually on each of February 15 and August 15. Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further details.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of December 31, 2025, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of December 31, 2025, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. As of December 31, 2025, the reference rates for variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65%, the 180-day SOFR at 3.57%, the daily SONIA at 3.73%, the 30-day EURIBOR at 1.94%, the 90-day EURIBOR at 2.03%, the 180-day EURIBOR at 2.11%, and the 30-day CORRA at 2.30%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of December 31, 2025, the aggregate fair value of these securities is $143,331, or 12.28% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of December 31, 2025.
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
(12)Represents a non-income producing security as of December 31, 2025.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC and Note 6. Middle Market Credit Fund II, LLC, to these consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the year ended December 31, 2025, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$182,636	$—	$(62,500)	$—	$2,978	$123,114	$20,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	40,500	—	—	—	40,500	110
Middle Market Credit Fund II, LLC, Member’s Interest	63,997	149,404	(212,998)	(14,502)	14,099	—	1,054
Total investments—controlled/affiliated	$246,633	$189,904	$(275,498)	$(14,502)	$17,077	$163,614	$21,664
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. Transactions related to the portfolio companies during the year ended December 31, 2025 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Interest and PIK Income
Align Precision Group, LLC	$—	$20,306	$—	$—	$—	$20,306	$1,073
Align Precision Group, LLC	—	2,818	(3)	—	71	2,886	169
Align Precision Group, LLC (Equity)	—	5,875	—	—	(423)	5,452	—
SPF Borrower, LLC	31,372	—	—	—	—	31,372	3,379
SPF Borrower, LLC	14,659	512	—	—	—	15,171	2,117
SPF HoldCo, LLC (Equity)	25,830	—	—	—	2,047	27,877	—
Total investments—non-controlled/affiliated	$71,861	$29,511	$(3)	$—	$1,695	$103,064	$6,738
(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$2,843	$(29)
AAH Topco., LLC	Delayed Draw	1.00	5,599	(30)
AArete Investment, LLC	Delayed Draw	1.00	1,628	(9)
AArete Investment, LLC	Revolver	0.50	651	(4)
Addev Group (France)	Delayed Draw	1.50	€148	(3)
Advanced Web Technologies Holding Company	Delayed Draw	1.00	1,707	(19)
Advanced Web Technologies Holding Company	Revolver	0.50	1,406	(15)
AGS Health BCP LLC	Delayed Draw	1.00	3,152	11

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
AGS Health BCP LLC	Revolver	0.50%	$1,119	$4
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	3,278	(19)
Alpine Acquisition Corp II	Revolver	0.50	1,042	(564)
AmpersCap LLC	Delayed Draw	1.00	10,082	(100)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	9,917	(65)
Applied Technical Services, LLC	Delayed Draw	2.00	495	(4)
Applied Technical Services, LLC	Delayed Draw	1.00	1,649	(13)
Applied Technical Services, LLC	Revolver	0.50	3,034	(25)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	—
Artifact Bidco, Inc.	Revolver	0.25	246	—
Ascend Buyer, LLC	Revolver	0.50	2,199	(6)
Associations, Inc.	Delayed Draw	—	867	4
Associations, Inc.	Revolver	0.50	1,221	6
Athlete Buyer, LLC	Revolver	0.50	307	(37)
Atlas US Finco, Inc.	Revolver	0.50	2,594	2
Auditboard, Inc.	Revolver	0.50	1,714	(2)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	874	4
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	700	(19)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	4,040	(35)
Bingo Group Buyer, Inc.	Revolver	0.50	636	(5)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€1,428	(25)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)
Celerion Buyer, Inc.	Revolver	0.50	499	(2)
CircusTrix Holdings, LLC	Revolver	0.50	484	(3)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	4,025	(20)
Coupa Holdings, LLC	Delayed Draw	1.00	964	5
Coupa Holdings, LLC	Revolver	0.50	738	4
CST Holding Company	Revolver	0.50	940	5

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00%	€2,036	$(24)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Diligent Corporation	Delayed Draw	1.00	1,158	(17)
Diligent Corporation	Revolver	0.50	591	(9)
Divisions Holding Corporation	Revolver	0.50	2,400	16
Dwyer Instruments, Inc.	Revolver	0.50	2,593	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,460	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	1,587	(16)
Embark Intermediate Holdings, LLC	Revolver	0.50	381	(4)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	3,013	(11)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	5,887	(8)
Espresso Bidco Inc.	Revolver	0.50	2,616	(3)
Essential Services Holding Corporation	Delayed Draw	1.00	297	(1)
Essential Services Holding Corporation	Revolver	0.50	112	—
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	(11)
Excel Fitness Holdings, Inc.	Revolver	0.50	668	(3)
Excelitas Technologies Corp.	Delayed Draw	1.00	565	—
Excelitas Technologies Corp.	Revolver	0.38	2,069	—
Flexera Software LLC	Revolver	0.25	607	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	—	24	0
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,732	9
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	1,127	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	116	—
GS AcquisitionCo, Inc.	Revolver	0.50	162	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Heartland Home Services, Inc.	Revolver	0.50	343	(8)
Hercules Borrower LLC	Revolver	0.38	2,160	1
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	20,825	(104)
Holding Argon (France)	Delayed Draw	1.00	€4,094	(96)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Hoosier Intermediate, LLC	Revolver	0.38%	$2,401	$—
Horizon Avionics Buyer, LLC	Delayed Draw	—	9,222	(46)
Horizon Avionics Buyer, LLC	Revolver	0.50	3,800	(19)
HS Spa Holdings Inc.	Revolver	0.50	1,058	(12)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	992	0
iCIMS, Inc.	Revolver	0.50	1,630	(29)
IEM New Sub 2, LLC	Delayed Draw	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	350	—
IQN Holding Corp.	Revolver	0.38	342	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,232	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(10)
Kona Buyer, LLC	Delayed Draw	0.50	20,324	67
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,844	(25)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(12)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	17	(2)
Material Holdings, LLC	Delayed Draw	—	1,420	—
Material Holdings, LLC	Revolver	—	192	—
McQueen Bidco PTY LTD. (Australia)	Revolver	0.50	4,111	(21)
Medical Manufacturing Technologies, LLC	Revolver	0.50	3,000	(1)
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,966	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,107	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,281	(2)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,180	(9)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,618	(6)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Oak Purchaser, Inc.	Revolver	0.50%	$1,621	$(4)
OEConnection, LLC	Delayed Draw	0.50	667	(3)
OEConnection, LLC	Revolver	0.50	176	(1)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,091	(18)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,752	(29)
PDI TA Holdings, Inc	Revolver	0.50	319	(9)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	2,137	—
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	7,901	—
PPV Intermediate Holdings, LLC	Revolver	0.50	1,155	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—	680	(1)
Prophix Software Inc. (Canada)	Revolver	0.50	643	(1)
Propio LS, LLC	Revolver	0.50	182	(1)
PROS Parent, Inc.	Revolver	0.38	2,665	(7)
PXO Holdings I Corp.	Revolver	0.50	980	(16)
QBS Parent, Inc.	Delayed Draw	—	8,275	52
QBS Parent, Inc.	Revolver	0.50	3,745	24
Radwell Parent, LLC	Revolver	0.38	2,035	0
Rialto Management Group, LLC	Revolver	0.38	1,506	1
Rotation Buyer, LLC	Delayed Draw	1.00	2,369	(21)
Rotation Buyer, LLC	Revolver	0.50	1,066	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00	1,893	(4)
Saguaro Buyer, LLC	Revolver	0.50	574	(1)
SCHP Purchaser, INC	Revolver	0.50	3,100	(30)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	75	—
SCP Eye Care HoldCo, LLC	Revolver	0.50	1,148	—
Seahawk Bidco, LLC	Delayed Draw	1.00	1,320	3
Seahawk Bidco, LLC	Delayed Draw	0.50	21,591	54
Seahawk Bidco, LLC	Revolver	0.50	1,866	5
Secretariat Advisors LLC	Delayed Draw	4.00	2,151	—
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	1,930	(24)
Smarsh Inc.	Delayed Draw	1.00	1,633	—
Smarsh Inc.	Revolver	0.50	751	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Specialty Pharma III, Inc.	Revolver	0.50%		$2,000	$(10)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(69)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Revolver	0.50		1,242	6
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	189	(1)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	96	(1)
Tank Holding Corp.	Revolver	0.38		1,655	(143)
The Chartis Group, LLC	Delayed Draw	1.00		3,983	40
The Chartis Group, LLC	Revolver	0.50		2,390	24
Total Power Limited (Canada)	Delayed Draw	1.00	C$	1,237	(7)
Total Power Limited (Canada)	Revolver	0.50	C$	1,667	(10)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(15)
Turbo Buyer, Inc.	Revolver	0.50		312	—
U.S. Legal Support, Inc.	Revolver	0.50		775	(3)
UFT Buyer LLC	Delayed Draw	0.50		351	(4)
UFT Buyer LLC	Revolver	0.50		132	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		497	(5)
Victors Purchaser, LLC	Delayed Draw	—		1,330	(4)
Victors Purchaser, LLC	Revolver	0.50		2,313	(7)
VRC Companies, LLC	Revolver	0.50		833	—
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(49)
Wineshipping.com LLC	Delayed Draw	—		1,384	(384)
Wineshipping.com LLC	Revolver	0.50		213	(59)
World 50, Inc.	Revolver	0.50		860	1
YLG Holdings, Inc.	Delayed Draw	1.00		454	1
YLG Holdings, Inc.	Revolver	0.50		503	1
Total unfunded commitments				$431,606	$(2,800)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,082,022	$2,061,847	83.7%
Second Lien Debt	97,765	95,130	3.9
Equity Investments	118,608	143,331	5.8
Investment Funds	171,001	163,614	6.6
Total	$2,469,396	$2,463,922	100.0%
The rate type of debt investments as of December 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,207,712	$2,184,878	99.4%
Fixed Rate	12,575	12,599	0.6
Total	$2,220,287	$2,197,477	100.0%
The industry composition of investments as of December 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$42,071	$41,424	1.7%
Auto Aftermarket & Services	56,891	54,627	2.2
Beverage & Food	16,722	12,342	0.5
Business Services	184,925	187,064	7.6
Capital Equipment	106,173	105,607	4.3
Chemicals, Plastics & Rubber	32,918	32,582	1.3
Construction & Building	111,692	107,881	4.4
Consumer Goods: Durable	430	397	—
Consumer Goods: Non-Durable	4,501	4,542	0.2
Consumer Services	202,265	198,367	8.1
Containers, Packaging & Glass	55,138	55,518	2.3
Diversified Financial Services	190,675	192,592	7.8
Energy: Electricity	11,838	12,049	0.5
Energy: Oil & Gas	1,101	1,235	0.1
Environmental Industries	57,978	55,954	2.3
Healthcare & Pharmaceuticals	457,916	477,306	19.4
High Tech Industries	160,137	159,078	6.5
Investment Funds	171,001	163,614	6.6
Leisure Products & Services	120,391	121,680	4.9
Media: Advertising, Printing & Publishing	318	241	0.0
Media: Broadcasting & Subscription	(14)	(14)	0.0

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Diversified & Production	$12,388	$13,500	0.5%
Retail	20,182	20,299	0.8
Software	293,250	296,004	12.0
Sovereign & Public Finance	6,199	6,146	0.2
Telecommunications	59,286	59,456	2.4
Transportation: Cargo	26,572	17,325	0.7
Transportation: Consumer	22,924	22,923	0.9
Utilities: Oil & Gas	14,836	14,828	0.6
Utilities: Water	8,498	8,886	0.4
Wholesale	20,194	20,469	0.8
Total	$2,469,396	$2,463,922	100.0%
The geographical composition of investments as of December 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,486	$4,516	0.2%
Canada	99,713	105,296	4.3
France	26,504	27,782	1.1
Ireland	7,268	7,828	0.3
Italy	25,836	28,094	1.1
Luxembourg	12,488	12,514	0.5
Spain	7,531	7,663	0.3
Sweden	1,168	363	0.0
United Kingdom	96,614	100,150	4.1
United States	2,187,788	2,169,716	88.1
Total	$2,469,396	$2,463,922	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount **	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Oak Purchaser, Inc.	^*	(2)(3)(15)	Business Services	SOFR	5.50%	9.81%	4/28/2022	4/28/2028	$7,475	$7,426	$7,353	0.81%
Oak Purchaser, Inc.	^	(2)(3)(15)	Business Services	SOFR	5.50%	9.82%	2/1/2024	4/28/2028	1,039	1,000	997	0.11
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	EURIBOR	5.25%	8.11%	10/30/2024	10/30/2031	€1,515	1,629	1,560	0.17
Optimizely North America Inc.	^	(2)(3)(15)	High Tech Industries	SOFR	5.00%	9.36%	10/30/2024	10/30/2031	4,485	4,434	4,454	0.49
Optimizely North America Inc.	^	(2)(3)	High Tech Industries	SONIA	5.50%	10.20%	10/30/2024	10/30/2031	£606	778	755	0.08
Oranje Holdco, Inc.	^*	(2)(3)(15)	Business Services	SOFR	7.75%	12.32%	2/1/2023	2/1/2029	8,052	7,883	8,116	0.90
Oranje Holdco, Inc.	*	(2)(3)	Business Services	SOFR	7.25%	11.82%	6/26/2024	2/1/2029	3,374	3,312	3,343	0.37
Orthrus Limited (United Kingdom)	^	(2)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	9.13%	12/4/2024	12/4/2031	€602	627	614	0.07
Orthrus Limited (United Kingdom)	^	(2)(3)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.72%	12/4/2024	12/4/2031	1,589	1,566	1,565	0.17
Orthrus Limited (United Kingdom)	^	(2)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.95%	12/4/2024	12/4/2031	£674	840	825	0.09
PAM Bidco Limited (United Kingdom)	^	(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	23	29	28	0.00
PAM Bidco Limited (United Kingdom)	^	(2)(15)	Utilities: Water	SONIA	7.30%	12.24%	10/29/2024	10/29/2031	£1,894	2,390	2,302	0.25
Park County Holdings, LLC	^*	(2)(3)(10)	Media: Diversified & Production	SOFR	7.28%	11.62%	11/29/2023	11/29/2029	28,759	28,249	28,615	3.16
PDI TA Holdings, Inc	^	(2)(3)(15)	Software	SOFR	5.50%	10.08%	2/1/2024	2/1/2031	514	509	514	0.06
Performance Health Holdings, Inc.	*	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	5.75%	10.11%	7/12/2021	7/12/2027	6,444	6,381	6,444	0.71
Pestco Intermediate, LLC	^*	(2)(3)(11)(15)	Environmental Industries	SOFR	6.25%	10.78%	2/6/2023	2/17/2028	5,025	4,915	5,079	0.56
Pestco Intermediate, LLC	^*	(2)(3)(15)	Environmental Industries	SOFR	5.25%	9.50%	10/2/2024	2/17/2028	1,916	1,872	1,880	0.21
PF Atlantic Holdco 2, LLC	^*	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2021	11/12/2027	11,459	11,312	11,459	1.27
PPV Intermediate Holdings, LLC	^	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.54%	8/7/2024	8/31/2029	—	(80)	—	—
Project Castle, Inc.	*	(2)(3)	Capital Equipment	SOFR	5.50%	10.09%	6/24/2022	6/1/2029	7,331	6,777	6,389	0.71
Prophix Software Inc. (Canada)	^	(2)(3)(7)(15)	Software	SOFR	6.00%	10.36%	2/1/2021	2/1/2027	—	(10)	(8)	0.00
Prophix Software Inc. (Canada)	^*	(2)(3)(7)(15)	Software	SOFR	6.00%	10.35%	11/21/2023	2/1/2027	17,194	17,046	17,125	1.89
Pushpay USA Inc.	*	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2024	8/16/2031	1,000	990	1,000	0.11
PXO Holdings I Corp.	^*	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.90%	3/8/2022	3/8/2028	9,500	9,364	9,497	1.05
QBS Parent, Inc.	^	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2024	11/7/2031	—	(5)	(5)	0.00
QNNECT, LLC	^*	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	10.26%	11/2/2022	11/2/2029	6,109	5,972	6,134	0.68
Quantic Electronics, LLC	^	(2)(3)(11)(15)	Aerospace & Defense	SOFR	6.00%	10.33%	11/19/2020	11/19/2026	14,919	14,794	14,919	1.65
Quantic Electronics, LLC	^	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	10.33%	3/1/2021	3/1/2027	9,625	9,544	9,625	1.06
Radwell Parent, LLC	^*	(2)(3)(15)	Wholesale	SOFR	5.50%	9.83%	12/1/2022	4/1/2029	11,059	10,772	10,951	1.21
Regency Entertainment, Inc.	^	(2)(3)(11)	Media: Advertising, Printing & Publishing	SOFR	6.75%, 2.25% PIK	13.33%	7/5/2023	6/23/2028	15,000	14,714	15,450	1.71
Rialto Management Group, LLC	^	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	9.53%	12/5/2024	12/5/2030	13,084	12,950	12,948	1.43

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
Common and Preferred Equity Investments (5.0% of fair value)
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
^ Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 9, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
* Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization completed by the Company on June 26, 2015 (see Note 9, Borrowings, to these consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2024
(amounts in thousands)
** Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
***Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further information.
(a) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.139%. The interest rate swap settles quarterly on each of March 1, June 1, September 1, and December 1. Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further details.
(b) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further details.
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
As of December 31, 2025
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25.0 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing $449,000 in new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing $410,000 in new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and December 31, 2025. The Class C-R Notes are eliminated in consolidation. Refer to Note 9, Borrowings, to these consolidated financial statements for details. The 2015-1 Issuer is consolidated in these consolidated financial statements commencing from the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each as of December 31, 2025, which was subsequently increased to $250,000 each on February 11, 2026. Refer to Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for details.
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC, and its wholly owned subsidiary Middle Market Credit Fund II SPV, LLC (together, “Credit Fund II”). Prior to the completion of the Credit Fund II Purchase (as defined below), Credit Fund II was managed by a four-member board of managers, on which the Company and CCLF each had equal representation, and the Company and CCLF held approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively. Credit Fund II invests in senior secured loans of middle market companies.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. On March 27, 2025, in connection with the CSL III Merger (as defined below), the Company entered into a preferred stock exchange agreement (the “ Preferred Stock Exchange Agreement”) with CIM, the holder of record of shares of the Preferred Stock. Pursuant to the Preferred Stock Exchange Agreement, CIM surrendered all 2,000,000 outstanding shares of Preferred Stock in exchange for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Preferred Stock divided by the net asset value per share of the Company as of March 25, 2025 (the “Preferred Stock Exchange”). Immediately prior to the Preferred Stock Exchange, the Company paid all accrued and unpaid dividends on the Preferred Stock. Following the Preferred Stock Exchange, the Preferred Stock was cancelled and is no longer outstanding. See Note 11, Net Assets, to these consolidated financial statements for additional information regarding the Preferred Stock and the Preferred Stock Exchange.
On March 27, 2025, the Company completed its acquisition of Carlyle Secured Lending III (“CSL III”), a Maryland corporation, pursuant to the Agreement and Plan of Merger (as amended the “Merger Agreement”), dated as of August 2, 2024, by and among the Company, CSL III, Blue Fox Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, Merger Sub first merged with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and immediately thereafter, CSL III merged with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “CSL III Merger”). Commencing on the completion of the CSL III Merger, all activity is consolidated in these consolidated financial statements. Refer to Note 16, Merger with CSL III, to these consolidated financial statements for additional information regarding the CSL III Merger.

Carlyle Secured Lending III SPV, L.L.C. (the “CSL III SPV”) is a Delaware limited liability company formed on August 31, 2022, that became a wholly owned and consolidated subsidiary of the Company as a result of the CSL III Merger. CSL III SPV invests in first and second lien senior secured loans and is consolidated in these consolidated financial statements commencing on the completion of the CSL III Merger.
On December 23, 2025, the Company and Carlyle Credit Solutions, Inc. (“CARS”), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CARS, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners.
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners. Structured Credit Partners will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street. Structured Credit Partners is managed by eight board members, with each member having equal representation. Refer to Note 7, Structured Credit Partners, to these consolidated financial statements for additional information regarding Structured Credit Partners.
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
Certain prior period disclosures within the Note 3, Fair Value Measurements, have been amended to conform to the current period presentation.
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
The Company has in the past and may in the future use forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 8, Derivative Instruments, to these consolidated financial statements for further information.
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
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 8, Derivative Instruments, to these consolidated financial statements) and interest rate swap agreements are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.

Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with three large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of December 31, 2025 and 2024, the Company held restricted cash balances of $31,474 and $26,904, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. There was no restricted cash denominated in a foreign currency as of December 31, 2025. As of December 31, 2024, the Company held $6 of restricted cash denominated in a foreign currency. As of December 31, 2025 and 2024, the cost of foreign currencies was $3,453 and $2,710, respectively. As of December 31, 2025 and 2024, the fair value of foreign currencies was $3,467 and $2,716, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of December 31, 2025 and 2024, the fair value of the loans in the portfolio with PIK provisions was $305,090 and $235,895, respectively, which represents approximately 12.4% and 13.1%, respectively, of total investments at fair value. For the years ended December 31, 2025, 2024, and 2023 the Company earned $23,115, $21,425 and $20,491 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the years ended December 31, 2025, 2024, and 2023, the Company earned $5,309, $4,679 and $5,003, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025 and 2024, the fair value of investments on non-accrual status was $30,541 and $10,393, respectively. The remaining income producing investments were performing and current on their interest payments as of December 31, 2025 and 2024 and for the periods then ended.

Credit Facilities, Senior Notes, and Debt Securitization – Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities, the 2015-1N Debt, and the Senior Notes, each as defined within Note 9, Borrowings, to these consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1N Debt and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 9, Borrowings, to these consolidated financial statements for additional information regarding the Company’s financing activity.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the year ended December 31, 2025 was $(825). The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation or appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,906, $2,739 and $2,435 in excise tax expense, respectively.
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

Recent Accounting Standards Updates
In December 2023, the FASB issued ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. The amendments are effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company determined this guidance to have a material impact on its consolidated financial statements.
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
Investment performance data utilized are the most recently available financial statements and compliance certificates received from the portfolio companies as of the measurement date, which in many cases may reflect a lag in information.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the audited consolidated financial statements as of December 31, 2025 and 2024.
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
Transfers between levels, if any, are recognized at the beginning of the year in which the transfers occur. For the years ended December 31, 2025 and 2024, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of December 31, 2025 and 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,061,847	$2,061,847
Second Lien Debt	—	—	95,130	95,130
Equity Investments	—	—	143,331	143,331
Investment Funds	—	—	163,614	163,614
Total Investments	$—	$—	$2,463,922	$2,463,922
Derivative assets(1)	—	298	—	298
Liabilities
Derivative liabilities(1)	—	(1,436)	—	(1,436)
Total				$2,462,784

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,323,697	$1,323,697
Second Lien Debt	—	—	116,467	116,467
Equity Investments	—	—	116,746	116,746
Investment Funds	—	—	182,636	182,636
Total	$—	$—	$1,739,546	$1,739,546
Investments measured at net asset value(2)				$63,997
Total Investments				$1,803,543
Derivative assets(1)	—	1,863	—	1,863
Liabilities
Derivative liabilities(1)	—	(6,875)	—	(6,875)
Total				$1,798,531
(1)As of December 31, 2025, derivative assets and liabilities consisted of interest rate swaps. As of December 31, 2024, derivative assets and liabilities consisted of interest rate swaps and forward currency contracts.
(2)Amount represents the Company’s investment in Credit Fund II. The Company, as a practical expedient, estimates the fair value of this investment using the net asset value of the Company’s member’s interest in Credit Fund II. As such, the fair value of the Company’s investment in Credit Fund II has not been categorized within the fair value hierarchy.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Year Ended December 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of year	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	1,192,715	4,344	29,384	40,500	1,266,943
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - JV2 Acquisition	181,645	9,493	63	—	191,201
Sales	(560,922)	(1,137)	(19,600)	(62,500)	(644,159)
Paydowns	(529,477)	(38,190)	—	—	(567,667)
Accretion of discount	9,384	1,217	276	—	10,877
Net realized gains (losses)	(33,382)	(7,980)	(2,226)	—	(43,588)
Net change in unrealized appreciation (depreciation)	(937)	6,799	16,256	2,978	25,096
Balance, end of year	$2,061,847	$95,130	$143,331	$163,614	$2,463,922
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(14,262)	$(574)	$13,915	$2,978	$2,057

	Financial Assets
	Year Ended December 31, 2024
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of year	$1,311,503	$188,175	$92,824	$181,960	$1,774,462
Purchases	460,654	9,686	30,658	—	500,998
Sales	(87,772)	(22,530)	(15,997)	—	(126,299)
Paydowns	(349,640)	(51,690)	(2,738)	—	(404,068)
Accretion of discount	9,472	1,237	294	—	11,003
Net realized gains (losses)	(45,991)	(2,459)	10,133	—	(38,317)
Net change in unrealized appreciation (depreciation)	25,471	(5,952)	1,572	676	21,767
Balance, end of year	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(674)	$(7,877)	$6,342	$676	$(1,533)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of December 31, 2025 and 2024:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$1,818,450	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.33%
	159,132	Consensus Pricing	Indicative Quotes	64.38%	100.00%	95.82%
	84,265	Income Approach	Discount Rate	9.96%	14.55%	11.57%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.57x
Total First Lien Debt	2,061,847
Investments in Second Lien Debt	76,571	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.00%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	6,575	Income Approach	Discount Rate	9.96%	13.35%	9.97%
Total Second Lien Debt	95,130
Investments in Equity	56,658	Income Approach	Discount Rate	9.75%	16.16%	12.37%
	86,673	Market Approach	Comparable Multiple	3.00x	21.25x	10.84x
Total Equity Investments	143,331
Investments in Investment Funds
Mezzanine Loan	40,500	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	123,114	Discounted Cash Flow	Discount Rate	11.75%	11.75%	11.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	163,614
Total Level 3 Investments	$2,463,922

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2024			Low	High
Investments in First Lien Debt	$1,115,889	Discounted Cash Flow	Discount Rate	7.22%	21.50%	10.96%
	95,408	Consensus Pricing	Indicative Quotes	87.15%	100.00%	98.75%
	112,400	Income Approach	Discount Rate	10.28%	14.61%	11.34%
		Market Approach	Comparable Multiple	8.75x	13.94x	10.64x
Total First Lien Debt	1,323,697
Investments in Second Lien Debt	63,288	Discounted Cash Flow	Discount Rate	10.40%	17.03%	13.08%
	46,396	Consensus Pricing	Indicative Quotes	88.33%	99.75%	96.92%
	6,783	Income Approach	Discount Rate	10.28%	14.33%	10.94%
Total Second Lien Debt	116,467
Investments in Equity	67,963	Income Approach	Discount Rate	9.75%	14.61%	12.51%
	48,783	Market Approach	Comparable Multiple	6.25x	17.09x	11.37x
Total Equity Investments	116,746
Investments in Investment Funds
Subordinated Loan and Member's Interest	182,636	Discounted Cash Flow	Discount Rate	8.75%	8.75%	8.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	182,636
Total Level 3 Investments	$1,739,546
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, the Senior Notes, and the 2015-1N Debt as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$563,660	$563,660	$213,439	$213,439
2028 Notes	—	—	85,000	84,836
2030 Notes	300,000	299,749	300,000	306,864
2031 Notes	300,000	301,436	—	—
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,118	240,000	240,273
2015-1N Aaa/AAA Class A-L Loans	50,000	50,025	50,000	50,057
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,001	20,000	20,019
2015-1N AA Class A-2-RR Notes	30,000	29,858	30,000	30,059
2015-1N A Class B-R Notes	40,000	39,799	40,000	40,147
Total	$1,543,660	$1,544,646	$978,439	$985,694
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the Senior Notes approximate their respective fair values due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 8, Derivative Instruments, to these consolidated financial statements. The Senior Notes are categorized as Level 3 within the hierarchy.
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
The base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, includes assets acquired through the incurrence of debt (see Note 9, Borrowings, to these consolidated financial statements), and excludes cash and any temporary investments in cash equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Below is a summary of the base management fees and incentive fees incurred during the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,
	2025	2024	2023
Base management fees	$34,644	$26,908	$28,515
Incentive fees	21,076	21,647	22,622
Total base management fees and incentive fees	$55,720	$48,555	$51,137
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the years ended December 31, 2025, 2024, and 2023, there were no accrued or realized capital gains incentive fees.
As of December 31, 2025 and 2024, $14,360 and $11,908, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the years ended December 31, 2025, 2024, and 2023, the Company incurred $1,841, $1,589 and $1,280 in fees under the Administration Agreement, respectively. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, $1,261 and $885, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the years ended December 31, 2025, 2024, and 2023, the Company incurred $782, $682 and $669 in fees under the State Street Sub-Administration Agreement, respectively. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, $333 and $223, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, and a Compensation Committee. The members of Audit, Nominating and Governance and Compensation committees consist entirely of Independent Directors. In 2024, the Board of Directors established a Special Committee, consisting solely of Independent Directors, to evaluate the terms of the CSL III Merger. The Special Committee is no longer active. The Board of Directors may establish additional committees in the future. For the years ended December 31, 2025, 2024, and 2023, the Company incurred $735, $601 and $444, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025 and 2024, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these consolidated financial statements for further information about Credit Fund.

	Year Ended December 31,
	2025	2024	2023
Number of investments purchased	1	—	—
Cost of investments purchased	$8,488	$—	$—
Number of investments sold	32	5	3
Proceeds from investments	$500,410	$50,449	$18,237
Realized gain (loss) from investments	$753	$(42)	$(94)

Prior to the Credit Fund II Purchase in February 2025, the Company engaged in purchase and sale transactions with Credit Fund II, as detailed below. See Note 6, Middle Market Credit Fund II, LLC, to these consolidated financial statements for further information about Credit Fund II.

	Year Ended December 31,
	2024	2023
Number of investments purchased	—	1
Cost of investments purchased	$—	$6,581
Number of investments sold	3	11
Proceeds from investments	$13,217	$51,231
Realized gain (loss) from investments	$28	$(66)
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share.
In connection with the completion of the CSL III Merger, on March 27, 2025, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 outstanding shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock based on the aggregate $50,000 liquidation preference of the Preferred Stock and the Company’s net asset value per share as of March 25, 2025, equal to $16.64. All accrued and unpaid dividends on the Preferred Stock were paid in cash immediately prior to the exchange. The Preferred Stock was cancelled upon exchange, and CIM now holds only the Company’s common stock. See Note 11, Net Assets, to these consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange.
For the period from January 1, 2025 to the Preferred Stock Exchange on March 27, 2025, the Company declared and paid dividends on the Preferred Stock of $826. For both the years ended December 31, 2024 and 2023, the Company declared and paid dividends on the Preferred Stock of $3,500.
Transactions with Carlyle
On November 13, 2023, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2028 Notes in the amount of 3.15% of the $6.4 million in aggregate principal of the notes underwritten by the affiliate. On October 18, 2024, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2030 Notes in the amount of 1.00% of the $9.0 million in aggregate principal of the notes underwritten by the affiliate. See Note 9, Borrowings, to these consolidated financial statements for further information about the 2028 Notes and the 2030 Notes.
CSL III Merger
During the year ended December 31, 2025, the Company paid $1,413 in incentive fees to CSL III Advisor pursuant to the investment advisory agreement between CSL III and CSL III Advisor, which had been accrued by CSL III prior to the completion of the CSL III Merger and assumed by the Company upon the merger’s completion. The investment advisory agreement between CSL III and CSL III Advisor was terminated upon completion of the CSL III Merger.
During the year ended December 31, 2025, the Company received $1,998 in reimbursable expenses, which were outstanding and payable by CSL III Advisor to CSL III prior to the completion of the CSL III Merger pursuant to its expense support and conditional reimbursement agreement with CSL III Advisor (the “CSL III Reimbursement Agreement”). This amount was assumed by the Company upon completion of the CSL III Merger. The CSL III Reimbursement Agreement was terminated upon the completion of the CSL III Merger.
In connection with the completion of the CSL III Merger, the Investment Adviser and CSL III Advisor paid $5,000 in merger-related expenses on behalf of the Company and CSL III. All merger-related expenses incurred above $5,000 were borne by the Company and CSL III in accordance with the Merger Agreement.

5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended on February 11, 2026 to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $175,000 each as of December 31, 2025, which was subsequently increased to $250,000 each on February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through December 31, 2025 and 2024, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
Selected Consolidated Balance Sheet Information:
ASSETS
Investments, at fair value (amortized cost of $970,522 and $541,053, respectively)	$957,830	$529,909
Cash, cash equivalents and restricted cash(1)	90,283	48,046
Other assets	17,302	22,932
Total assets	$1,065,415	$600,887
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$589,000	$189,221
Mezzanine loans (2)	40,500	—
Other liabilities	229,032	71,301
Subordinated loans and members’ equity (3)	206,883	340,365
Total liabilities and members’ equity	$1,065,415	$600,887
(1)As of December 31, 2025 and 2024, $88,417 and $10,428, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2025, the fair value of the Company's ownership interest in the mezzanine loan was $40,500. There was no interest in the mezzanine loans as of December 31, 2024.
(3)As of December 31, 2025 and 2024, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $123,114 and $182,636, respectively.

	Year Ended December 31,
	2025	2024	2023
Selected Consolidated Statements of Operations Information:
Total investment income	$66,324	$72,407	$90,448
Expenses
Interest expense and credit facility fees	28,839	29,654	41,457
Other expenses	2,123	1,676	1,939
Total expenses	30,962	31,330	43,396
Net investment income (loss)	35,362	41,077	47,052
Net realized gain (loss) on investments	(1,296)	(5,618)	(25,619)
Net change in unrealized appreciation (depreciation) on investments	(1,548)	22,643	16,960
Net increase (decrease) resulting from operations	$32,518	$58,102	$38,393
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of December 31, 2025 and 2024:

	As of December 31,
	December 31, 2025	December 31, 2024
Senior secured loans(1)	$978,828	$547,672
Number of portfolio companies in Credit Fund	55	33
Average amount per portfolio company(1)	$17,797	$16,596
Number of loans on non-accrual status	2	2
Fair value of loans on non-accrual status	$6,297	$4,787
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Percentage of portfolio at fixed interest rates (4)	—%	—%
Fair value of loans with PIK provisions	$36,618	$39,712
Percentage of portfolio with PIK provisions(3)	3.8%	7.5%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	+	(2)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2032	$25,000	$24,658	$24,781
AGS Health BCP LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2032	9,152	9,129	9,185
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	9.65%	11/30/2029	10,134	9,738	4,652
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	8/10/2030	19,850	19,715	19,828
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2028	20,471	20,425	20,337
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	16,653	15,865	15,187
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	1,471	1,204	1,471
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	8.92%	4/8/2031	15,581	15,446	15,454
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.61%	12/12/2029	21,457	21,361	21,473
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.17%	9/30/2026	10,792	10,774	10,087
Businessolver.com, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	12/3/2032	18,867	18,774	18,773
Cliffwater LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2032	24,937	24,915	24,919
CST Holding Company	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2028	9,670	9,670	9,718
Deerfield Dakota Holding, LLC	+	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2032	20,168	19,970	19,960
Denali Intermediate Holdings, Inc.	+	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2032	14,372	14,232	14,231
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	4/17/2032	27,531	27,286	27,715
Dwyer Instruments, Inc.	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2029	16,366	16,238	16,366
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2028	18,793	18,683	18,313
Enverus, Inc.	^+	(2)(3)(9)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2032	11,115	11,068	11,068
Finastra USA, Inc.	+	(2)	High Tech Industries	SOFR	4.00%	7.72%	9/17/2032	25,000	24,758	24,438
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.42%	12/15/2026	7,023	7,001	6,850
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	9.67%	12/15/2026	23,859	23,838	23,306
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.22%	6/11/2031	8,799	8,799	8,755
Horizon Avionics Buyer, LLC	+	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.42%	3/28/2032	22,133	22,023	22,023
Hyphen Solutions, LLC	+	(2)(3)	Construction & Building	SOFR	4.50%	8.22%	8/6/2032	6,782	6,749	6,746
IEM New Sub 2, LLC	+	(2)(3)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2031	19,807	19,708	19,708
Iron Infinity Buyer Sub, Inc.	+	(2)(3)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2032	20,000	19,950	19,945
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.19%	5/25/2027	36,917	36,853	35,311
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2032	25,518	25,342	25,436
McQueen Bidco PTY LTD. (Australia)	+	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/28/2032	24,480	24,358	24,358
Monarch Buyer, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.32%	6/2/2032	19,950	19,751	19,745
More Cowbell II, LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.24%	9/1/2030	21,357	21,357	21,351
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.00%	8.97%	8/5/2028	19,717	19,582	19,717
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.77%	5/17/2028	22,627	22,497	22,439

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)		Fair Value (5)
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.41%	11/30/2028	$4,160	$2,960		$3,755
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2027	14,929	14,832		14,929
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	3.75%	7.62%	8/18/2031	23,483	23,505		23,568
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.17%	6/3/2032	26,744	26,656		26,913
Radwell Parent, LLC	+	(2)(3)	Wholesale	SOFR	5.50%	9.17%	4/1/2029	13,535	13,472		13,535
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	7,727	7,650		7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	12,073	11,953		12,073
Rialto Management Group, LLC	+	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2030	15,289	15,259		15,298
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2031	8,723	8,667		8,647
SCHP Purchaser, INC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2032	18,601	18,423		18,420
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	7.67%	3/1/2032	17,716	17,635		17,716
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2032	10,222	10,036		10,094
Solarwinds Corporation	+	(2)	Software	SOFR	4.00%	7.70%	3/15/2032	2,887	2,761		2,880
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	7/25/2028	10,756	10,674		10,808
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.22%	12/30/2026	14,250	14,221		12,812
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2028	19,348	19,091		17,680
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2031	15,459	15,347		15,613
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	6/1/2026	33,997	33,997		33,997
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.65%	5/2/2026	4,286	2,817		1,645
Victors Purchaser, LLC	+	(2)(3)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2032	16,975	16,933		16,925
VRC Companies, LLC	+	(2)(3)(6)	Business Services	SOFR	5.25%	9.09%	6/29/2027	23,019	22,916		23,012
Whitney Merger Sub, Inc.	+	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2032	10,000	9,902		9,901
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2027	38,300	38,039		35,120
First Lien Debt Total									$969,463		$956,714
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—		$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059		1,116
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—		—
Equity Investments Total									$1,059	0	$1,116
Total Investments									$970,522		$957,830
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2025, the geographical composition of investments as a percentage of fair value was 2.5% in Australia, 1.1% in Ireland, 2.6% in Luxembourg, 0.8% in the Netherlands, and 93.0% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.

(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. As of December 31, 2025, the reference rates for Credit Fund’s variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65% and the 180-day SOFR at 3.57%.
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
(7)Represents an investment on non-accrual status as of December 31, 2025.
(8)Represents a non-income producing security as of December 31, 2025.
(9)As of December 31, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Enverus, Inc.	Delayed Draw	1.00%	$1,608	$(6)
Heartland Home Services, Inc.	Revolver	0.50%	428	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50%	2,316	(17)
Turbo Buyer, Inc.	Revolver	0.50%	233	0
Total unfunded commitments			$4,585	$(33)

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accession Risk Management Group, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	9.28%	11/1/2029	$21,673	$21,673	$21,882
ACR Group Borrower, LLC	^+	(2)(3)(9)	Aerospace & Defense	SOFR	4.25%	8.58%	3/31/2028	33,437	33,124	33,045
Allied Benefit Systems Intermediate LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.63%	10/31/2030	8,574	8,461	8,660
Alpine Acquisition Corp II	+	(2)(3)(6)	Transportation: Cargo	SOFR	2.00%, 8.55% PIK	10.55%	11/30/2029	9,804	9,558	7,870
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	15,678	14,432	12,276
API Technologies Corp.	^	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	11.33%	5/9/2027	1,385	936	1,385
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.83%	9/30/2026	10,905	10,864	10,523
Chemical Computing Group ULC (Canada)	^+	(2)(3)(6)(9)	Software	SOFR	4.50%	8.96%	8/30/2025	11,345	11,320	11,345
Divisions Holding Corporation	+	(2)(3)(6)	Business Services	SOFR	4.75%	9.11%	5/27/2028	12,942	12,870	12,940
DTI Holdco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	9.11%	4/26/2029	29,325	28,922	29,490
Dwyer Instruments, Inc.	+	(2)(3)(6)	Capital Equipment	SOFR	4.75%	9.14%	7/21/2029	3,593	3,566	3,593
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	10.10%	4/14/2028	18,987	18,835	18,680
Heartland Home Services, Inc.	+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	10.33%	12/15/2026	23,963	23,921	22,845
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	10.08%	12/15/2026	7,096	7,051	6,742
HMT Holding Inc.	^+	(2)(3)(6)(9)	Energy: Oil & Gas	SOFR	6.50%	11.01%	11/17/2025	33,416	33,372	33,190
KAMC Holdings, Inc.	+	(2)(6)	Energy: Electricity	SOFR	4.00%	8.51%	8/14/2026	13,265	13,247	13,066
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.94%	5/25/2027	37,208	37,100	36,788

Consolidated Schedule of Investments as of December 31, 2024
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
LVF Holdings, Inc.	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.83%	6/10/2027	$9,898	$9,791	$9,898
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.75%	10.31%	8/5/2028	10,830	10,722	10,806
North Haven Fairway Buyer, LLC	+	(2)(3)	Consumer Services	SOFR	6.50%	10.90%	5/17/2028	6,632	6,513	6,632
Output Services Group, Inc.	^	(2)(3)(6)(7)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.54%	11/30/2028	4,160	2,910	3,262
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	10.04%	11/12/2027	15,085	14,940	15,085
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	4.50%	8.83%	8/16/2031	15,650	15,498	15,650
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.75%	9.27%	11/7/2031	9,569	9,522	9,521
Radiology Partners, Inc.	+	(2)(6)	Healthcare & Pharmaceuticals	SOFR	3.50%, 1.50% PIK	9.51%	1/31/2029	18,450	18,435	18,181
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	7,805	7,727	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.79%	12/19/2031	12,195	12,073	12,073
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.86%	12/30/2026	14,400	14,343	13,811
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	10.06%	7/25/2028	10,864	10,756	10,809
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	10.00%	3/31/2028	19,549	19,189	19,549
Turbo Buyer, Inc.	+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	10.47%	12/2/2025	34,015	33,944	31,728
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 6.00% PIK	11.29%	5/2/2026	4,014	2,993	1,525
VRC Companies, LLC	^+	(2)(3)(6)(9)	Business Services	SOFR	5.50%	10.35%	6/29/2027	23,260	23,087	23,250
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	10.48%	9/13/2027	38,700	38,299	35,768
First Lien Debt Total									$539,994	$529,595
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	314
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$314
Total Investments									$541,053	$529,909
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

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of December 31, 2025 and 2024, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Credit Fund Facility	Credit Fund Sub 2016 Facility	Credit Fund Sub 2025 Facility
Outstanding balance as of December 31, 2022	$—	$588,621	$—
Borrowings	—	20,000	—
Repayments	—	(161,400)	—
Outstanding balance as of December 31, 2023	—	447,221	—
Borrowings	—	57,000	—
Repayments	—	(315,000)	—
Outstanding balance as of December 31, 2024	—	189,221	—
Borrowings	40,500	29,000	687,000
Repayments	—	(218,221)	(98,000)
Outstanding balance as of December 31, 2025	$40,500	$—	$589,000
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
Credit Fund Sub 2016 Facility. On June 24, 2016, Credit Fund Sub closed on the Credit Fund Sub 2016 Facility with lenders, which had been amended from time to time, most recently on November 4, 2024. The Credit Fund Sub 2016 Facility provided up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub 2016 Facility). The aggregate maximum credit commitment could have been increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub 2016 Facility, including adequate collateral to support such borrowings. The Credit Fund Sub 2016 Facility had a revolving period through May 23, 2025 (May 23, 2023 prior to the April 20, 2023 amendment) and a maturity date of May 23, 2026, (May 23, 2025 prior to the April 20, 2023 amendment), which could have been extended by mutual agreement of the parties to the Credit Fund Sub 2016 Facility. Borrowings under the Credit Fund Sub 2016 Facility bore interest initially at the applicable commercial paper rate (if the lender was a conduit lender) or SOFR plus 2.30% (2.70% and 2.35% prior to the November 4, 2024 and April 20, 2023 amendments, respectively). The Credit Fund Sub was also required to pay an unused commitment fee of between 0.00% to 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub 2016 Facility. Payments under the Credit Fund Sub 2016 Facility were made quarterly. Subject to certain exceptions, the Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub. The outstanding borrowings on the Credit Fund Sub 2016 Facility were repaid in full on March 20, 2025.
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility. On October 28, 2025, the Company increased the total commitments under the Credit Sub facility by $200,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $800,000, ($600,000 prior to the October 28, 2025 amendment). The aggregate commitment may be increased up to an amount not to exceed $800,000, subject to certain conditions as set forth in the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at a rate equal to SOFR plus 1.60%. In addition, Credit Fund Sub is required to pay an unused commitment fee of 0.50% depending on the usage of the Credit Fund Sub 2025 Facility. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.
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
7. STRUCTURED CREDIT PARTNERS JV, LLC
On December 23, 2025, the Company and CARS, an affiliated BDC of the Company, together with Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s consolidated financial statements. Structured Credit Partners will primarily invest in broadly syndicated loans and will be co-managed by Carlyle and Sixth Street. The broadly syndicated loans will be financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
Structured Credit Partners is managed by eight board members, with each SCP Member having equal representation. Establishing a quorum for Structured Credit Partners’ board of managers requires at least four members to be present, including at least one representative appointed by each SCP Member, and actions of the board generally require unanimous approval of all members present at a meeting at which a quorum is established. The SCP Members hold equal voting interests through non-economic Class A membership interests, and economic interests are held through Class B and Class C membership interests, with economic ownership determined based on funded capital contributions and capital commitments. Capital contributions are made pursuant to board-approved capital calls, and no SCP Member is required to fund capital in excess of its capital commitment. In accordance with their respective economic interests, the SCP Members indirectly bear their allocable share of all expenses and other obligations of Structured Credit Partners.
Together with the other SCP Members, the Company co-invests through Structured Credit Partners. Investment opportunities for Structured Credit Partners are sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because the Company does not own more than 25% of the voting interests of Structured Credit Partners, the Company does not believe that it has control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Structured Credit Partners entered into an administration agreement with Carlyle Global Credit Administration L.L.C., the administrative agent of Structured Credit Partners, pursuant to which the administrative agent is delegated certain administrative and non-discretionary functions, is authorized to enter into sub-administration agreements at the expense of Structured Credit Partners with board approval, and is reimbursed by Structured Credit Partners for its costs, expenses, and allocable overhead incurred in performing its obligations thereunder. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership as follows:

	Class B Capital Commitment	Class C Capital Commitment
Carlyle Secured Lending, Inc.	$135,000	$15,000
Carlyle Credit Solutions, Inc.	$15,000	$135,000
Sixth Street Lending Partners	$50,000	$50,000
Sixth Street Specialty Lending, Inc.	$100,000	$100,000
As of December 31, 2025, Structured Credit Partners had not commenced operations, and no capital had been contributed to the joint venture.
8. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of December 31, 2024. There were no outstanding forward currency contracts as of December 31, 2025.

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
				$(812)
In November 2023, in connection with the issuance of the 2028 Notes, the Company entered into a five-year interest rate swap agreement with Morgan Stanley Capital Services LLC (“Morgan Stanley”) to mitigate the exposure to adverse fluctuations in interest rates for a total notional amount of $85.0 million, maturing on December 1, 2028. Morgan Stanley had the ability to exercise an early termination commencing on December 1, 2025, subject to providing written notice thirty days prior. Under the interest rate swap agreement, the Company received a fixed interest of 8.20% and paid a floating rate based on the compounded average daily SOFR rate plus 3.139%. The Company designated this interest rate swap agreement as a hedging instrument to the 2028 Notes. In connection with the redemption of the 2028 Notes, Morgan Stanley elected to exercise the early termination right, and the interest rate swap agreement was terminated effective December 1, 2025.
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
Refer to Note 3, Fair Value Measurements, to these consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 9, Borrowings, to these consolidated financial statements for details related to the Company’s 2028 Notes.

The following table details our interest rate swap contracts outstanding as of December 31, 2025 and 2024.

As of December 31, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$298	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(1,436)	Derivative liabilities, at fair value

As of December 31, 2024
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
Morgan Stanley Capital Services LLC	12/1/2028	$85,000	$164	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(6,875)	Derivative liabilities, at fair value
As a result of the Company’s designation of an interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the years ended December 31, 2025, 2024, and 2023, the net increase (decrease) recorded in interest expense and credit facility fees was $(519), $220, and $48, respectively.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 and 2024:

As of December 31, 2025
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	298	(298)	—	—	—
Total	$298	$(298)	$—	$—	$—

As of December 31, 2025
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	1,436	(298)	—	(1,138)	—
Total	$1,436	$(298)	$—	$(1,138)	$—

As of December 31, 2024
Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
Morgan Stanley Capital Services LLC	$164	$—	$—	$(164)	$—
JP Morgan Chase Bank N.A.	—	—	—	—	—
Barclays Bank PLC	1,699	—	—	—	1,699
Total	$1,863	$—	$—	$(164)	$1,699

As of December 31, 2024
Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
Morgan Stanley Capital Services LLC	$—	$—	$—	$—	$—
JP Morgan Chase Bank N.A.	6,875	—	—	(6,875)	—
Barclays Bank PLC	—	—	—	—	—
Total	$6,875	$—	$—	$(6,875)	$—
9. BORROWINGS
The Company is a party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. For the purposes of the asset coverage ratio under the Investment Company Act, the Preferred Stock, as defined in Note 1, Organization, to these consolidated financial statements is considered a senior security and is included in the denominator of the calculation as of December 31, 2024. As of December 31, 2025 and 2024, asset coverage was 175.6% and 183.2%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facility.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of December 31, 2025 and 2024.

	As of December 31,
	2025	2024
Credit Facility	$563,660	$213,439
2028 Notes	—	85,000
2030 Notes	300,000	300,000
2031 Notes	300,000	—
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,543,660	978,439
Less: unamortized debt issuance costs	(11,266)	(10,790)
Effective interest rate swap hedge	(1,184)	(6,700)
Total carrying value	$1,531,210	$960,949
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, the Company increased the total commitments under the Credit Facility by $25,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on unused amounts under the Credit Facility and, in respect of each unused letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of December 31, 2025 and 2024, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the years ended December 31, 2025, 2024, and 2023, and the outstanding balances under the Credit Facility for the respective periods.

	Year Ended December 31,
	2025	2024	2023
Outstanding borrowings, beginning of year	$213,439	$260,356	$440,441
Borrowings	1,372,331	490,567	166,792
Repayments	(1,031,769)	(535,525)	(350,408)
Foreign currency translation	9,659	(1,959)	3,531
Outstanding borrowings, end of year	$563,660	$213,439	$260,356
The Credit Facility consisted of the following as of December 31, 2025 and 2024:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
December 31, 2025	$960,000	$563,660	$396,340	$396,340
December 31, 2024	$790,000	$213,439	$576,561	$509,121
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the years ended December 31, 2025, 2024, and 2023, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$18,599	$13,195	$27,189
Facility unused commitment fee	2,277	2,370	1,297
Amortization of deferred financing costs and debt issuance costs	1,025	856	763
Total interest expense and credit facility fees	$21,901	$16,421	$29,249
Cash paid for interest expense and credit facility fees	$20,391	$15,446	$28,645
Weighted average debt principal outstanding	$330,110	$186,517	$391,923
Weighted average interest rate(1)	5.56%	6.96%	6.84%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

    As of December 31, 2025 and 2024, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of December 31,
	2025	2024
Interest expense payable	$877	$88
Unused commitment fees payable	558	699
Interest and credit facility fees payable	$1,435	$787
Weighted average interest rate	5.28%	6.18%
CSL III SPV Credit Facility
Effective March 27, 2025, as a result of the completion of the CSL III Merger, the Company succeeded to the obligations of CSL III under a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility” and together with the Credit Facility, the “Credit Facilities”) previously entered into by CSL III SPV on September 30, 2022. The CSL III SPV Credit Facility was most recently amended on March 27, 2025. The CSL III SPV Credit Facility provided for secured borrowings of up to $250,000, subject to availability under the CSL III SPV Credit Facility and borrowing restrictions under the Investment Company Act. The CSL III SPV Credit Facility had a revolving period through September 30, 2025 and a stated maturity date of September 30, 2030, with a one-year extension option available at the election of CSL III SPV. Borrowings may have been made in U.S. Dollars and bore interest initially at a rate equal to three-month SOFR (or, if applicable, a base rate comprised of the prime rate or the federal funds rate plus 0.50%) plus 2.85%. The SPV also paid an unused commitment fee of 0.30% per annum on unused amounts under the CSL III SPV Credit Facility. Payments of interest and fees were made quarterly.
The CSL III SPV Credit Facility was secured by a first lien security interest on substantially all of the assets of CSL III SPV. The CSL III SPV Credit Facility included customary covenants, limitations on the incurrence of additional indebtedness and liens, and other maintenance requirements, as well as standard events of default for senior secured revolving credit facilities of this nature.
On October 2, 2025, all outstanding borrowings of the CSL III SPV Credit Facility were repaid in full. Upon such repayment, the CSL III SPV Credit Facility was terminated and all commitments and obligations of the lenders were cancelled.
Below is a summary of the borrowings and repayments under the CSL III SPV Credit Facility for the period from March 27, 2025 through October 2, 2025, and the outstanding balance under the CSL III SPV Credit Facility for the period.

For the period from March 27, 2025 through October 2, 2025
Outstanding borrowings, beginning of year	$—
CSL III Merger	206,000
Borrowings	—
Repayments	(206,000)
Outstanding borrowings, end of year	$—
For the period from March 27, 2025 through October 2, 2025, the components of interest expense and credit facility fees of the CSL III SPV Credit Facility were as follows:

For the period from March 27, 2025 through October 2, 2025
Interest expense	$6,632
Facility unused commitment fee	118
Total interest expense and credit facility fees	$6,750
Cash paid for interest expense and credit facility fees	$9,264
Weighted average debt principal outstanding	$175,984
Weighted average interest rate(1)	7.18%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.

Senior Notes
On December 30, 2019, the Company closed a private offering of $115.0 million in aggregate principal amount of 4.75% senior unsecured notes due December 31, 2024 (the “2019 Notes”). Interest was payable quarterly, beginning March 31, 2020. On December 11, 2020, the Company issued an additional $75.0 million aggregate principal amount of 4.50% senior unsecured notes due December 31, 2024 (the “2020 Notes” and together with the 2019 Notes, the “2024 Notes”). Interest was payable quarterly, beginning December 31, 2020. The 2024 Notes were repaid in full at maturity on December 31, 2024.
On November 20, 2023, the Company completed a public offering of $85.0 million aggregate principal of its 8.20% senior unsecured notes due December 1, 2028 (the “2028 Notes”), pursuant to an indenture dated November 20, 2023 (the “CGBD Base Indenture”), as supplemented by a first supplemental indenture thereto, dated November 20, 2023 (together, the “2028 Notes Indenture”). The 2028 Notes previously traded on Nasdaq under the symbol CGBDL. On December 1, 2025, the Company redeemed the 2028 Notes at a redemption price equal to 100% of the principal amount redeemed, plus accrued and unpaid interest otherwise payable for the then-current quarterly interest period accrued to, but excluding, December 1, 2025 (the “Redemption Date”). In connection with the redemption, the 2028 Notes were delisted from Nasdaq.
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
The 2030 Notes and 2031 Notes are general unsecured obligations of the Company that rank pari passu with all outstanding and future unsecured unsubordinated indebtedness issued by the Company.
The following table details the Company’s Senior Notes as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
2028 Notes	$—	$85,000
2030 Notes	300,000	300,000
2031 Notes	$300,000	$—
Total principal amount	$600,000	$385,000
Less: unamortized debt issuance costs	(9,240)	(8,572)
Effective interest rate swap hedge	(1,184)	(6,700)
Total carrying value	$589,576	$369,728

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense(1)	$31,458	$20,144	$9,660
Amortization of deferred financing costs and debt issuance costs	4,047	1,088	199
Total interest expense and credit facility fees	$35,505	$21,232	$9,859
Cash paid for interest expense and credit facility fees	$23,315	$16,345	$8,837
Weighted average debt principal outstanding	$448,466	$335,956	$199,574
Weighted average interest rate(1)(2)	6.92%	5.90%	4.77%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of December 31, 2025 and December 31, 2024, $12,847 and $4,637, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of December 31, 2025 and 2024, the weighted average interest rates were 6.84% and 6.95%, respectively, inclusive of the effect of the interest rate swaps.
The 2030 Notes Indenture and 2031 Notes Indenture each contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture and 2031 Notes Indenture. None of the 2030 Notes Indenture or the 2031 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of December 31, 2025 and 2024, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, increasing the 2015-1 Issuer Preferred Interest held by the Company to approximately $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of December 31, 2025, the Company retains the $30,000 Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of December 31, 2025 and December 31, 2024:

				As of December 31,
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	December 31, 2025	December 31, 2024
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				$380,000	$380,000
Less: unamortized debt issuance costs				(2,026)	(2,218)
Total Carrying Value				$377,974	$377,782
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the years ended December 31, 2025 and 2024. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of December 31, 2025, the Company was in compliance with its undertaking.
As of December 31, 2025, the 2015-1N Debt was secured by 67 investments with a total fair value of approximately $487,820, including $13,004 of net purchases that were unsettled as of December 31, 2025, and cash of $29,764. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the years ended December 31, 2025, 2024, and 2023, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Year Ended December 31,
	2025	2024	2023
Interest expense	$23,738	$29,373	$32,356
Amortization of deferred financing costs and debt issuance costs	192	1,459	247
Total interest expense and credit facility fees	$23,930	$30,832	$32,603
Cash paid for interest expense and credit facility fees	$24,357	$31,836	$30,875
Weighted average debt principal outstanding	$380,000	$398,459	$449,200
Weighted average interest rate(1)	6.21%	7.61%	7.16%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of December 31, 2025 and 2024, $4,810 and $5,429, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of December 31, 2025 and 2024, the weighted average interest rates were 5.84% and 6.59%, respectively, based on benchmark rates.
10. COMMITMENTS AND CONTINGENCIES
A summary of significant contractual payment obligations was as follows as of December 31, 2025 and 2024:

	As of December 31,
Payment Due by Period	2025	2024
Less than one year	$—	$—
1-3 years	75,327	36,319
3-5 years	788,333	262,120
More than 5 years	680,000	680,000
Total	$1,543,660	$978,439
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the audited consolidated financial statements as of December 31, 2025 and 2024 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	2025	2024
Unfunded delayed draw commitments	$256,926	$105,485
Unfunded revolving loan commitments	174,680	73,762
Total unfunded commitments	$431,606	$179,247
11. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 71,807,190 and 50,906,262 shares were issued and outstanding as of December 31, 2025 and 2024, respectively. The Company had 2,000,000 shares of preferred stock, par value $0.01 per share, which were fully issued and outstanding as of December 31, 2024. On March 27, 2025, all outstanding preferred shares were exchanged for common stock in connection with the CSL III Merger. As of December 31, 2025, there were no preferred shares outstanding.

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
Share Issuances
CSL III Merger
On March 27, 2025, the Company completed its previously announced merger with CSL III. Pursuant to the terms of the CSL III Merger, the Company issued an aggregate of 18,935,108 shares of its common stock to former CSL III shareholders. Refer to Note 16, Merger with CSL III, to these consolidated financial statements for additional information regarding the CSL III Merger.
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
The following table summarizes the shares of the Company’s common stock issued under the dividend reinvestment plan during the year ended December 31, 2025 and 2024:

	Shares Issued	Total Consideration
Year Ended December 31, 2024
July 17, 2024	53,517	$977
October 17, 2024	57,805	$1,026
Total	111,322	$2,003

Year Ended December 31, 2025
January 17, 2025	50,728	$949
Total	50,728	$949
No shares were issued under the dividend reinvestment plan during the year ended December 31, 2023.
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
The following table summarizes the shares of the Company’s common stock issued under the ATM offering during the year ended December 31, 2025:

	Shares Issued	Gross Proceeds	Net Proceeds(1)
Year Ended December 31, 2025
March 28, 2025	6,075	$102	$101
Total	6,075	$102	$101
(1)Represents the proceeds received after deducting the Placement Agents’ commissions and offering related expenses.

Company Stock Repurchase Program
On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's $200 million stock repurchase program (the “Stock Repurchase Program”) until November 5, 2026, or until the approved dollar amount has been used to repurchase shares of common stock. On February 18, 2026, the Company’s Board of Directors approved a $100 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to

$300 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to this authorization, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.
The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through December 31, 2025, the Company has repurchased 12,869,509 shares of the Company's common stock at an average cost of $13.33 per share, or $171,611 in the aggregate, resulting in accretion to NAV per common share of $0.73.
Changes in Net Assets
For the year ended December 31, 2025 the Company repurchased and extinguished 1,095,791 shares for $13,874. For the year ended December 31, 2024 there were no shares repurchased. For the year ended December 31, 2023, the Company repurchased and extinguished 265,195 shares for $3,993. There were 21,996,719 shares of common stock issued for $366,888 during the year ended December 31, 2025. There were 111,321 shares of common stock issued for $2,003 related to capital activity during the year ended December 31, 2024. No shares were issued during the year ended December 31, 2023.
The following table summarizes capital activity during the year ended December 31, 2025:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Repurchase of common stock	—	—	(1,095,791)	(11)	(13,863)	—	—	—	—	(13,874)
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	100,746	—	—	100,746
Net realized gain (loss)	—	—	—	—	—	—	—	(58,592)	—	(58,592)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	27,818	27,818
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(110,802)	—	—	(110,802)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(3,115)	—	(8,461)	11,576	—	—
Balance, December 31, 2025	—	$—	71,807,190	$718	$1,363,998	$(1,633)	$49,923	$(232,362)	$(13,256)	$1,167,388

The following table summarizes capital activity during the year ended December 31, 2024:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2024	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
Dividend reinvestment	—	—	111,321	1	2,002	—	—	—	—	2,003
Net investment income (loss)	—	—	—	—	—	—	105,252	—	—	105,252
Net realized gain (loss)	—	—	—	—	—	—	—	(39,753)	—	(39,753)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	23,479	23,479
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(98,589)	—	—	(98,589)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(3,375)	—	(786)	4,161	—	—
Balance, December 31, 2024	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
The following table summarizes capital activity during the year ended December 31, 2023:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2023	2,000,000	$50,000	51,060,136	$511	$1,022,224	$(1,633)	$43,097	$(129,061)	$(67,715)	$917,423
Repurchase of common stock	—	—	(265,195)	(3)	(3,990)	—	—	—	—	(3,993)
Net investment income (loss)	—	—	—	—	—	—	109,971	—	—	109,971
Net realized gain (loss)	—	—	—	—	—	—	—	(20,853)	—	(20,853)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	3,162	3,162
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(92,898)	—	—	(92,898)
Tax reclassification of stockholders’ equity in accordance with U.S. GAAP	—	—	—	—	(2,553)	—	2,393	160	—	—
Balance, December 31, 2023	2,000,000	$50,000	50,794,941	$508	$1,015,681	$(1,633)	$62,563	$(149,754)	$(64,553)	$912,812
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
Basic and diluted earnings per common share were as follows:

	Year Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$69,146	$69,972	$85,478	$88,978	$88,780	$92,280
Weighted average common shares outstanding	67,718,284	69,038,337	50,831,205	56,468,099	50,817,659	56,311,555
Basic and diluted earnings per share	$1.02	$1.01	$1.68	$1.58	$1.75	$1.64
The following table summarizes updates to the Company’s dividend policy as of December 31, 2025. The dividend policy is subject to change by the Board of Directors in its sole discretion at any time.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
The following table summarizes the Company’s dividends declared on its common stock during the three most recent fiscal years:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 21, 2023	March 31, 2023	April 14, 2023	$0.37
February 21, 2023	March 31, 2023	April 14, 2023	$0.07	(1)
May 4, 2023	June 30, 2023	July 18, 2023	$0.37
May 4, 2023	June 30, 2023	July 18, 2023	$0.07	(1)
August 3, 2023	September 29, 2023	October 17, 2023	$0.37
August 3, 2023	September 29, 2023	October 17, 2023	$0.07	(1)
November 2, 2023	December 29, 2023	January 18, 2024	$0.37
November 2, 2023	December 29, 2023	January 18, 2024	$0.07	(1)
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
July 29, 2025	September 30, 2025	October 17, 2025	$0.40
October 29, 2025	December 31, 2025	January 16, 2026	$0.40
(1)Represents a special/supplemental dividend.

12. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Common Share Data:
Net asset value per common share, beginning of year	$16.80	$16.99	$16.99	$16.91	$15.39
Net investment income (loss)(1)	1.48	2.00	2.10	1.93	1.53
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.46)	(0.32)	(0.35)	(0.35)	1.36
Net increase (decrease) in net assets resulting from operations	1.02	1.68	1.75	1.58	2.89
Dividends declared(2)	(1.65)	(1.87)	(1.76)	(1.64)	(1.50)
Other(3)	—	—	—	0.01	0.03
Accretion due to issuance of common stock(4)	0.03	—	—	—	—
Accretion due to share repurchases	0.06	—	0.01	0.13	0.10
Net asset value per common share, end of year	$16.26	$16.80	$16.99	$16.99	$16.91
Market price per common share, end of year	$12.49	$17.93	$14.96	$14.31	$13.73
Number of common shares outstanding, end of year	71,807,190	50,906,262	50,794,941	51,060,136	53,142,454
Total return based on net asset value(5)	8.50%	10.21%	12.59%	13.00%	19.62%
Total return based on market price(6)	(21.91)%	33.59%	17.71%	17.22%	48.44%
Net assets attributable to Common Stockholders, end of year	$1,167,388	$855,204	$862,812	$867,423	$898,804
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	11.89%	12.28%	12.66%	9.23%	7.62%
Expenses after incentive fees	13.76%	14.80%	15.29%	11.65%	9.63%
Expenses gross of waiver, after incentive fees	13.76%	14.80%	15.29%	11.65%	9.63%
Net investment income (loss)	8.95%	12.23%	12.77%	11.75%	9.91%
Interest expense and credit facility fees	7.83%	7.96%	8.33%	4.96%	3.51%
Ratios/Supplemental Data:
Asset coverage, end of year	175.62%	183.16%	183.40%	176.79%	181.94%
Portfolio turnover	62.14%	27.90%	12.05%	30.00%	45.44%
Weighted-average common shares outstanding	67,718,284	50,831,205	50,817,659	52,112,420	54,244,432
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 11, Net Assets, to these consolidated financial statements).
(3)Includes the impact of different share amounts as a result of calculating certain per share data based on the weighted-average basic shares outstanding and certain per share data based on the shares outstanding as of a period end or transaction date.
(4)Represents accretion from shares issued upon completion of the CSL III Merger, dividend reinvestment plan and the ATM program, net of underwriting and issuance costs incurred in the ATM program.
(5)Total return based on net asset value (not annualized) is based on the change in net asset value per common share during the year plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning net asset value for the year.
(6)Total return based on market value (not annualized) is calculated as the change in market value per common share during the period plus the declared dividends on common stock, assuming reinvestment of dividends in accordance with the dividend reinvestment plan, divided by the beginning market price for the period.

The following is a schedule of consolidated financial highlights for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 :

		For the years ended December 31,
	2020	2019	2018	2017	2016
Per Common Share Data:
Net asset value per common share, beginning of year	$16.56	$17.09	$18.12	$18.32	$18.14
Net investment income (loss)(1)	1.54	1.79	1.73	1.74	1.65
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(1.46)	(0.75)	(1.10)	(0.19)	0.20
Net increase (decrease) in net assets resulting from operations	0.08	1.04	0.63	1.55	1.85
Dividends declared(2)	(1.47)	(1.74)	(1.68)	(1.64)	(1.68)
Accretion due to share repurchases	0.22	0.17	0.02	—	—
Effect of offering price of subscriptions and the offering price of common stock in the IPO, net of underwriting and offering costs	—	—	—	(0.11)	0.01
Net asset value per common share, end of year	$15.39	$16.56	$17.09	$18.12	$18.32
Market price per common share, end of year	$10.26	$13.38	$12.40	$20.04	n/a
Number of common shares outstanding, end of year	55,320,309	57,763,811	62,230,251	62,207,603	41,702,318
Total return based on net asset value(3)	1.81%	7.08%	3.59%	7.86%	10.25%
Total return based on market price(4)	(12.33)%	21.94%	(29.74)%	14.97%	n/a
Net assets attributable to Common Stockholders, end of year	$851,363	$956,471	$1,063,218	$1,127,304	$764,137
Ratio to average net assets attributable to Common Stockholders:
Expenses before incentive fees	8.48%	8.79%	6.77%	5.25%	5.46%
Expenses after incentive fees	10.59%	11.05%	8.81%	7.39%	7.69%
Expenses gross of waiver, after incentive fees	10.59%	11.05%	8.81%	7.97%	8.62%
Net investment income (loss)	10.08%	10.47%	9.64%	9.35%	8.93%
Interest expense and credit facility fees	4.49%	5.22%	3.57%	2.69%	2.85%
Ratios/Supplemental Data:
Asset coverage, end of period	182.09%	181.01%	210.31%	234.86%	209.97%
Portfolio turnover	33.06%	38.97%	45.88%	49.18%	32.39%
Weighted-average common shares outstanding	56,421,137	60,189,502	62,533,614	52,997,450	36,152,390
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the year divided by the weighted average number of common shares outstanding for the year.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the year divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 11, Net Assets, to these consolidated financial statements).
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

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Total Senior Securities
December 31, 2025	$1,543.7	$1,756.0	—	N/A
December 31, 2024	$1,028.4	$1,832.0	—	N/A

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2023	$1,034.6	$1,834.0	—	N/A
December 31, 2022	$1,129.6	$1,768.0	—	N/A
December 31, 2021	$1,096.9	$1,819.0	—	N/A
December 31, 2020	$1,037.1	$1,821.0	—	N/A
December 31, 2019	$1,180.8	$1,810.0	—	N/A
December 31, 2018	$963.8	$2,103.0	—	N/A
December 31, 2017	$835.9	$2,349.0	—	N/A
December 31, 2016	$694.9	$2,100.0	—	N/A
SPV Credit Facility(5)
December 31, 2019	$232.5	$356.0	—	N/A
December 31, 2018	$224.1	$489.0	—	N/A
December 31, 2017	$287.4	$808.0	—	N/A
December 31, 2016	$252.9	$764.0	—	N/A
Credit Facility(6)
December 31, 2025	$563.7	$641.0	—	N/A
December 31, 2024	$213.4	$381.0	—	N/A
December 31, 2023	$260.4	$462.0	—	N/A
December 31, 2022	$440.4	$689.0	—	N/A
December 31, 2021	$407.7	$676.0	—	N/A
December 31, 2020	$347.9	$611.0	—	N/A
December 31, 2019	$384.1	$589.0	—	N/A
December 31, 2018	$290.5	$634.0	—	N/A
December 31, 2017	$275.5	$774.0	—	N/A
December 31, 2016	$169.0	$511.0	—	N/A
2015-1N Debt(7)
December 31, 2025	$380.0	$432.0		N/A
December 31, 2024	$380.0	$677.0	—	N/A
2015-1R Notes(7)
December 31, 2023	$449.2	$796.0	—	N/A
December 31, 2022	$449.2	$703.0	—	N/A
December 31, 2021	$449.2	$745.0	—	N/A
December 31, 2020	$449.2	$789.0	—	N/A
December 31, 2019	$449.2	$689.0	—	N/A
December 31, 2018	$449.2	$980.0	—	N/A
2015-1 Notes(7)
December 31, 2017	$273.0	$767.0	—	N/A
December 31, 2016	$273.0	$825.0	—	N/A
2019 Notes(8)
December 31, 2023	$115.0	$204.0	—	N/A
December 31, 2022	$115.0	$180.0	—	N/A
December 31, 2021	$115.0	$191.0	—	N/A
December 31, 2020	$115.0	$202.0	—	N/A
December 31, 2019	$115.0	$176.0	—	N/A
2020 Notes(9)
December 31, 2023	$75.0	$133.0	—	N/A
December 31, 2022	$75.0	$117.0	—	N/A
December 31, 2021	$75.0	$124.0	—	N/A
December 31, 2020	$75.0	$132.0	—	N/A
2028 Notes(10)
December 31, 2024	$85.0	$151.0	—	$25.64
December 31, 2023	$85.0	$151.0	—	$25.47
2030 Notes(11)
December 31, 2025	$300.0	$341.0	—	N/A

Class and Year/Period	Total Amount Outstanding Exclusive of Treasury Securities(1) ($ in millions)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
December 31, 2024	$300.0	$534.0	—	N/A
2031 Notes(12)
December 31, 2025	$300.0	$341.0	—	N/A
Preferred Stock(13)
December 31, 2024	$50.0	$89.0	—	N/A
December 31, 2023	$50.0	$89.0	—	N/A
December 31, 2022	$50.0	$78.0	—	N/A
December 31, 2021	$50.0	$83.0	—	N/A
December 31, 2020	$50.0	$88.0	—	N/A
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
(6)On March 21, 2014, the Company closed on the Credit Facility.
(7)On June 26, 2015, the Company completed a $400.0 million term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by the 2015-1 Issuer. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the 2015-1 Notes and issuing the 2015-1R Notes. On July 2, 2024, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt.
(8)On December 30, 2019, the Company closed a private offering of the 2019 Notes. On December 31, 2024, the 2019 Notes were repaid in full at maturity.
(9)On December 11, 2020, the Company closed a private offering of the 2020 Notes. On December 31, 2024, the 2020 Notes were repaid in full at maturity.
(10)On November 20, 2023, the Company completed a public offering of the 2028 Notes. On December 1, 2025 the 2028 Notes were repaid in full at the earliest redemption date.
(11)On October 18, 2024, the Company completed a public offering of the 2030 Notes.
(12)On October 7, 2025 the Company completed a public offering of the 2031 Notes.
(13)On May 5, 2020, the Company issued the Preferred Stock. On March 27, 2025 all shares of the Preferred Stock were exchanged for shares of common stock.
13. SEGMENT REPORTING
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
14. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its consolidated financial statements. As of December 31, 2025 and 2024, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these consolidated financial statements.

15. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of December 31, 2025 and 2024.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. As of December 31, 2025 and 2024, the Company had filed tax returns. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. As of December 31, 2025 and 2024, permanent differences primarily due to non-deductible excise tax, non-deductible offering costs, and the tax treatment of partnership investments resulted in a net increase in distributable earnings (loss) by $3,115 and $3,375, respectively, and net decrease in additional paid-in capital in excess of par by $3,115 and $3,375, respectively, on the Consolidated Statements of Assets and Liabilities. Total earnings and NAV were not affected.
The tax character of the distributions paid for the fiscal years ended December 31, 2025, 2024, and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Ordinary income	$110,802	$98,589	$92,898
Tax return of capital	$—	$—	$—
Income Tax Information and Distributions to Stockholders
As of December 31, 2025 and 2024, the components of accumulated earnings (deficit) on a tax basis were as follows:

	As of December 31,
	2025	2024
Undistributed ordinary income	$53,410	$72,785
Other book/tax temporary differences(1)	58	(10)
Capital loss carryforwards	(252,003)	(199,701)
Net unrealized appreciation (depreciation) on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities(2)	2,840	(31,054)
Total accumulated earnings (deficit)	$(195,695)	$(157,980)
(1)Consists of the unamortized portion of organization costs as of December 31, 2025 and 2024, respectively.
(2)The difference between the book-basis and tax-basis unrealized appreciation (depreciation) on investments is attributable primarily to the tax treatment of partnership investments, the tax treatment of material modifications, and the tax treatment of corporate restructuring.
As of December 31, 2025 and 2024, the cost of investments for federal income tax purposes and gross unrealized appreciation and depreciation on investments and currency unrealized appreciation (depreciation) on non-investment assets and liabilities were as follows:

	As of December 31,
	2025	2024
Cost of investments	$2,453,300	$1,839,769
Gross unrealized appreciation	112,647	35,757
Gross unrealized (depreciation)	(109,807)	(66,811)
Net unrealized appreciation (depreciation)	$2,840	$(31,054)
For tax purposes, net realized capital losses may be carried over to offset future capital gains, if any. Funds are permitted to carry forward capital losses for an indefinite period, and such losses will retain their character as either short-term or long-term capital losses. As of December 31, 2025 and 2024, the Company had $252,003 and $199,701, of capital loss carryforwards, respectively, of which $66,883 and $52,879 were short-term capital loss carryforwards and $185,120 and $146,822 were long-term capital loss carryforwards.

16. MERGER WITH CSL III
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
17. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the consolidated financial statements were issued, except as disclosed below and elsewhere in these consolidated financial statements.

On February 18, 2026, the Board of Directors declared a quarterly common stock dividend of $0.40 per share, which is payable on April 16, 2026 to common stockholders of record on March 31, 2026.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that the Company’s internal control over financial reporting as of December 31, 2025 was effective.
Attestation Report of the Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting, which is contained in Part II, Item 8 of this Form 10-K “Financial Statements and Supplementary Data.”
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year covered by this Form 10-K pursuant to Regulation 14A under the Exchange Act.
Information relating to our codes of ethics, which apply to, among others, our Chief Executive Officer and Chief Financial Officer, is included in Part I, Item 1 of this Form 10-K “Business-Regulation-Code of Ethics.”
Item 11. Executive Compensation
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
Information in response to this item is incorporated by reference from our Proxy Statement relating to our 2026 annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this annual report
The following reports and consolidated financial statements are set forth in Part II, Item 8 of this Form 10-K:
(b) Exhibits
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1
Contribution Agreement, dated November 3, 2020, by and between TCG BDC, Inc. and Middle Market Credit Fund II, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on November 4, 2020)

2.2
Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., and (for the limited purposes set forth therein) CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of August 2, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on August 5, 2024)

2.3
Amendment to the Agreement and Plan of Merger among Carlyle Secured Lending III, Carlyle Secured Lending, Inc., Blue Fox Merger Sub, Inc., CSL III Advisor, LLC and Carlyle Global Credit Investment Management L.L.C., dated as of January 3, 2025 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 3, 2025)

3.1	Articles of Amendment and Restatement (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

3.2	Articles of Amendment (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K filed by the Company on March 22, 2017)

3.3	Articles Supplementary of TCG BDC, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020)

3.4	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-12G/A filed by the Company on April 11, 2013)

3.5	First Amendment to the Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Form 10-K filed by the Company on March 22, 2017)

4.1	Description of Registered Securities*

4.2
Registration Rights Agreement, dated as of May 5, 2020, by and between TCG BDC, Inc. and Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed by the Company on May 5, 2020)

4.3
Indenture, dated November 20, 2023, between Carlyle Secured Lending, Inc., as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed by the Company on November 20, 2023)

4.4
First Supplemental Indenture, dated as of November 20, 2023, between Carlyle Secured Lending, Inc. and The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed by the Company on November 20, 2023)

4.5
Second Supplemental Indenture, dated as of October 18, 2024, between Carlyle Secured Lending, Inc. and U.S. Bank Trust Company, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2024)

4.6
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

10.7
Collateral Management Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance MM CLO 2015-1 LLC, as issuer, and Carlyle GMS Investment Management L.L.C., as collateral manager (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on August 12, 2015)

10.8
Contribution Agreement, dated as of June 26, 2015, by and between Carlyle GMS Finance, Inc., as the contributor, and Carlyle GMS Finance MM CLO 2015-1 LLC, as the contributee (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed by the Company on August 12, 2015)

10.9
Sixth Amended and Restated Limited Liability Company Agreement, dated as of March 18, 2025, between Carlyle Secured Lending Inc. and Credit Partners USA LLC, as members (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on May 6, 2025)

10.10
Agreement and Plan of Merger, dated as of May 3, 2017, between TCG BDC, Inc. and NF Investment Corp.(Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed by the Company on May 9, 2017)

10.11
First Supplemental Indenture, dated as of August 30, 2018, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed by the Company on November 6, 2018)

10.12
Second Supplemental Indenture, dated as of June 30, 2023, between Carlyle Direct Lending CLO 2015-1R LLC, as issuer, and State Street Bank and Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on August 8, 2023)

10.13
Amended and Restated Senior Secured Revolving Credit Agreement, dated as of March 21, 2014 and Conformed through Amendment No. 13 dated as of March 12, 2025, among Carlyle Secured Lending Inc., as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2025)

10.14
Third Supplemental Indenture, dated as of July 2, 2024 to the Indenture dated as of June 26, 2015 between Carlyle Direct Lending CLO 2015-1R LLC and State Street Bank and Trust Company as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed by the Company on July 9, 2024)

10.15
Second Amendment to Collateral Management Agreement, dated as of July 2, 2024, to the Collateral Management Agreement entered into by Carlyle Direct Lending CLO 2015-1R LLC and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed by the Company on July 9, 2024)

10.16
Third Amended and Restated Investment Advisory Agreement, dated February 20, 2025, by and between the Company and Carlyle Global Credit Investment Management L.L.C. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K filed by the Company on February 25, 2025)

10.17
Preferred Stock Exchange Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.18
Lock-Up Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.19
Amended and Restated Registration Rights Agreement, dated March 27, 2025, by and between Carlyle Secured Lending Inc. and Carlyle Investment Management L.L.C (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.20
Loan and Servicing Agreement, dated as of September 30, 2022, and conformed through Amendment No.4 dated as of March 27, 2025, among Carlyle Secured Lending Inc. (as successor to CSL III), as Holdings, Carlyle Secured Lending III SPV, L.L.C., as the Borrower, Massachusetts Mutual Life Insurance Company and the other Lenders from time to time party hereto, Wilmington Trust National Association, as the Administrative Agent, Barings Finance LLC (as successor to Massachusetts Mutual Life Insurance Company), as the Calculation Agent, Carlyle Secured Lending III, as the Portfolio Asset Servicer, Wilmington Trust, National Association, as the Collateral Custodian, and Wilmington Trust, National Association, as the Account Bank (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.21
Equity Distribution Agreement, dated March 28, 2025, by and among the Carlyle Secured Lending Inc, Carlyle Global Credit Investment Management L.L.C. and Carlyle Global Credit Administration L.L.C. and Oppenheimer & Co. Inc., B. Riley Securities, Inc., Citizens JMP Securities, LLC, Keefe, Bruyette & Woods, Inc. and Raymond James & Associates, Inc., as sales agents. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 28, 2025)

10.22
Senior Secured Revolving Credit Facility Commitment Increase Agreement, dated July 10, 2025, among Carlyle Secured Lending, Inc. (the “Borrower”), the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent for said Lenders. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed by the Company on August 5, 2025)

10.23
Amendment to the Sixth Amended and Restated Limited Liability Company Agreement, dated as of August 20, 2025, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed by the Company on November 5, 2025)

10.24	Second Amendment to the Sixth Amended and Restated Limited Liability Company Agreement, dated as of February 11, 2026, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members*

19.1	The Carlyle Group Policies and Procedures Regarding Material, Non-Public Information and the Prevention of Insider Trading*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Incentive Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed by the Company on February 26, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

*    Filed herewith.

(c) Consolidated Financial Statement Schedules
Separate financial statements of subsidiaries not consolidated:
None.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.
Dated: February 24, 2026	By	/s/ Alex Chi
Alex Chi
Director and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 24, 2026	By	/s/ Alex Chi
Alex Chi
Director and Chief Executive Officer (principal executive officer)

Dated: February 24, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President and Chief Financial Officer (principal financial officer)

Dated: February 24, 2026	By	/s/ Nelson Joseph
Nelson Joseph
Principal Accounting Officer

Dated: February 24, 2026	By	/s/ Nigel D.T. Andrews
Nigel D.T. Andrews
Director

Dated: February 24, 2026	By	/s/ Leslie E. Bradford
Leslie E. Bradford
Director

Dated: February 24, 2026	By	/s/ John G. Nestor
John G. Nestor
Director

Dated: February 24, 2026	By	/s/ Linda Pace
Linda Pace
Director and Chair of the Board

Dated: February 24, 2026	By	/s/ William H. Wright II
William H. Wright II
Director