Form 10-Q
period 2026-03-31
Carlyle Secured Lending, Inc.
filed 2026-05-11
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at May 8, 2026 was 69,497,128.

CARLYLE SECURED LENDING, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,057,575 and $2,202,028, respectively)	$2,029,229	$2,197,244
Investments—non-controlled/affiliated, at fair value (amortized cost of $118,302 and $96,367, respectively)	124,893	103,064
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $171,001, respectively)	122,983	163,614
Total investments, at fair value (amortized cost of $2,306,378 and $2,469,396, respectively)	2,277,105	2,463,922
Cash, cash equivalents and restricted cash	97,241	76,493
Receivable for investments sold	152,912	214,757
Interest and dividend receivable	20,780	24,678
Derivative assets, at fair value (Note 8)	—	298
Prepaid expenses and other assets	9,575	10,019
Total assets	$2,557,613	$2,790,167
LIABILITIES
Debt and secured borrowings (Note 9)	$1,379,555	$1,531,210
Payable for investments purchased	—	21,547
Interest and credit facility fees payable (Note 9)	9,985	19,092
Dividend payable (Note 11)	28,108	28,723
Base management and incentive fees payable (Note 4)	14,124	14,360
Administrative service fees payable (Note 4)	1,738	1,261
Derivative liabilities, at fair value (Note 8)	5,033	1,436
Other accrued expenses and liabilities	2,509	5,150
Total liabilities	1,441,052	1,622,779
Commitments and contingencies (Notes 10 and 14)
NET ASSETS
Common stock, $0.01 par value; 198,000,000 shares authorized; 70,270,936 and 71,807,190 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	703	718
Paid-in capital in excess of par value	1,345,512	1,363,998
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(228,021)	(195,695)
Total net assets	$1,116,561	$1,167,388
NET ASSETS PER COMMON SHARE	$15.89	$16.26
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended March 31,
	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$48,491	$41,139
PIK income	5,207	4,867
Other income	2,593	949
Total investment income from non-controlled/non-affiliated investments	56,291	46,955
From non-controlled/affiliated investments:
Interest income	642	841
PIK income	1,274	512
Dividend income	302	—
Other income	2	2
Total investment income from non-controlled/affiliated investments	2,220	1,355
From controlled/affiliated investments:
Interest income	568	—
Dividend income	5,000	6,554
Total investment income from controlled/affiliated investments	5,568	6,554
Total investment income	64,079	54,864
Expenses:
Base management fees (Note 4)	8,786	7,609
Incentive fees (Note 4)	5,348	4,400
Professional fees	1,097	715
Administrative service fees (Note 4)	482	406
Interest expense and credit facility fees (Note 9)	21,770	18,603
Directors’ fees and expenses	187	148
Other general and administrative	764	678
Total expenses	38,434	32,559
Net investment income (loss) before taxes	25,645	22,305
Excise tax expense	441	676
Net investment income (loss)	25,204	21,629
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(9,482)	(7,027)
Controlled/affiliated investments	—	(14,502)
Net realized currency gain (loss) on non-investment assets and liabilities	(136)	(596)
Net realized gain (loss) on forward currency contracts	—	2,784
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(23,562)	(596)
Non-controlled/affiliated investments	(106)	1,539
Controlled/affiliated investments	(131)	15,354
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	3,995	(1,339)
Net change in unrealized gain (loss) on forward currency contracts	—	(3,192)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(29,422)	(7,575)

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations	(4,218)	14,054
Preferred stock dividend	—	826
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(4,218)	$13,228
Basic and diluted earnings per common share (Note 11)
Basic	$(0.06)	$0.25
Diluted	$(0.06)	$0.25
Weighted average shares of common stock outstanding (Note 11)
Basic	70,907,909	51,923,228
Diluted	70,907,909	57,339,759
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$25,204	$21,629
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(9,618)	(19,341)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(19,804)	11,766
Net increase (decrease) in net assets resulting from operations	(4,218)	14,054
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	101
Preferred Stock Exchange	—	(50,000)
Common Stock issued - Preferred Stock Exchange	—	50,000
Common stock issued - CSL III Merger	—	315,838
Reinvestment of dividends	—	949
Repurchase of common stock	(18,501)	—
Dividends declared on preferred and common stock (Note 11)	(28,108)	(23,757)
Net increase (decrease) in net assets resulting from capital transactions	(46,609)	293,131
Net increase (decrease) in net assets	(50,827)	307,185
Net assets at beginning of period	1,167,388	905,204
Net assets at end of period	$1,116,561	$1,212,389
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,218)	$14,054
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	855	721
Net accretion of discount on investments	(2,513)	(2,968)
Paid-in-kind interest	(7,092)	(5,674)
Net realized (gain) loss on investments	9,482	21,529
Net realized currency (gain) loss on non-investment assets and liabilities	136	596
Net change in unrealized (appreciation) depreciation on investments	23,799	(16,297)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(3,995)	1,339
Net change in unrealized (gain) loss on forward currency contracts	—	3,192
Net change in unrealized (gain) loss on interest rate swaps	(3,864)	5,007
Cost of investments purchased and change in payable for investments purchased	(240,926)	(316,353)
Proceeds from sales and repayments of investments and change in receivable for investments sold	444,368	395,235
Cash acquired in CSL III Merger(1)	—	37,751
Cash acquired in Credit Fund II Purchase(2)	—	6
Changes in operating assets:
Interest and dividend receivable	3,898	17,928
Prepaid expenses and other assets	505	115
Changes in operating liabilities:
Interest and credit facility fees payable	(9,107)	(1,458)
Base management and incentive fees payable	(236)	84
Administrative service fees payable	477	41
Other accrued expenses and liabilities	820	(9,047)
Net cash provided by (used in) operating activities	212,389	145,801
Cash flows from financing activities:
Repurchase of common stock	(18,501)	—
Borrowings on Credit Facilities	154,651	288,932
Repayments of Credit Facilities	(299,000)	(215,500)
Deferred financing costs and debt issuance costs paid	(68)	(2,241)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	—	101
Dividends paid in cash	(28,723)	(22,785)
Net cash provided by (used in) financing activities	(191,641)	48,507
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,748	$194,308
Cash, cash equivalents and restricted cash, beginning of period	76,493	56,575
Cash, cash equivalents and restricted cash, end of period	$97,241	$250,883

	Three Months Ended March 31,
	2026	2025
Supplemental disclosures:
Interest and credit facility fees paid during the period	$30,810	$21,735
Taxes, including excise tax, paid during the period	$2,086	$2,723
Dividends declared on preferred and common stock during the period	$28,108	$23,757
Dividends reinvested during the period	$—	$949

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$—	$50,000
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$—	$483,736
Interest receivable	—	7,909
Other assets	—	9,907
Total non-cash assets acquired	$—	$501,552
Liabilities assumed:
Debt	$—	$206,000
Interest payable	—	2,666
Incentive fee payable	—	1,413
Derivative liabilities, at fair value	—	812
Other liabilities	—	12,839
Total liabilities assumed	$—	$223,730
Issuance of common stock pursuant to CSL III Merger	$—	$315,838
Merger costs capitalized into purchase price	$—	$1,650

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$—	$191,097
Interest receivable	—	2,737
Total non-cash assets acquired	$—	$193,834
Liabilities assumed:
Other liabilities	$—	$227
Total liabilities assumed:	$—	$227
Consolidation of investments in Credit Fund II	$—	$193,614
Transaction costs capitalized into purchase price	$—	$103
(1)Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.2% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.20%	3/31/2025	3/31/2031	$21,667	$21,470	$21,494	1.93%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.67%	3/31/2025	12/31/2027	3,639	3,573	3,600	0.32
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	6/5/2025	6/5/2031	3,296	3,231	3,264	0.29
Addev Group (France)	(a)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.75%	7.88%	10/28/2025	10/28/2032	€37	39	39	0.00
Addev Group (France)	(a)	(2)(7)	Aerospace & Defense	SOFR	5.75%	9.43%	10/28/2025	10/28/2032	258	253	253	0.02
ADPD Holdings, LLC	(a)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	9.78%	8/16/2022	8/16/2028	21,465	20,727	18,605	1.67
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.25%	12/17/2020	12/17/2027	15,742	15,664	15,565	1.39
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	7/31/2025	7/31/2032	—	(10)	(17)	0.00
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	8.92%	12/5/2023	12/5/2029	4,571	4,510	4,468	0.40
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.70%	10/31/2023	10/31/2030	14,130	14,151	14,048	1.26
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.43%	1/14/2026	1/31/2031	—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.67%	1/14/2026	1/31/2031	2,036	2,036	2,036	0.18
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.92%	1/14/2026	1/31/2031	2,614	2,614	2,614	0.23
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	12/17/2024	12/17/2032	10,341	10,176	10,182	0.91
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.42%	3/28/2025	8/10/2030	9,428	9,392	9,418	0.84
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2023	1/31/2028	22,792	22,685	22,607	2.02
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	7.85%	7/26/2024	7/26/2031	1,409	1,398	1,409	0.13
Ascend Buyer, LLC	(a)(b)(c) (d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.95%	9/30/2021	9/30/2028	28,790	28,805	28,676	2.57
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.16%	5/3/2024	7/2/2028	20,086	20,123	20,086	1.80
Athlete Buyer, LLC	(a)(b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.70%	3/29/2024	4/26/2029	14,688	14,494	12,366	1.11
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.42%	12/15/2022	12/12/2029	5,207	5,129	5,229	0.47
Auditboard, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.20%	7/12/2024	7/12/2031	13,286	13,183	13,067	1.17
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	4.50%	8.20%	12/10/2025	7/12/2031	3,143	3,120	3,097	0.28
Azurite Intermediate Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.67%	3/19/2024	3/19/2031	15,428	15,263	15,509	1.39
Bamboo Health Holdings, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.42%	5/6/2021	5/6/2028	28,361	28,219	28,340	2.54

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.83%	5/7/2025	5/7/2030	$16,006	$15,692	$15,520	1.39%
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	10.68%	5/31/2023	5/31/2026	351	351	351	0.03
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.95%	5/31/2023	5/31/2026	4,850	4,850	4,850	0.43
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.95%	5/31/2023	5/31/2026	13,712	13,712	13,712	1.23
BCTO Bobsled Purchaser, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	1/16/2026	1/16/2033	3,309	3,274	3,278	0.29
Bianalisi S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.12%	2/26/2025	2/26/2032	€17,373	18,629	19,679	1.76
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.10%, 5.50% PIK	11.63%	6/4/2024	6/4/2031	€6,863	7,299	7,477	0.67
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	4.10%, 5.50% PIK	11.63%	7/17/2025	6/4/2031	€469	545	511	0.05
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Leisure Products & Services	SOFR	4.10%, 5.50% PIK	13.27%	6/4/2024	6/4/2031	613	583	531	0.05
Big Bus Tours Group Limited (United Kingdom)	(b)(c)	(2)(7)	Leisure Products & Services	SOFR	4.10%, 5.50% PIK	13.27%	6/4/2024	6/4/2031	11,098	10,847	10,405	0.93
Bingo Group Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.45%	7/10/2024	7/10/2031	8,969	8,882	8,857	0.79
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.60%	7/2/2024	6/30/2031	€10,310	11,062	11,679	1.05
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.63%	2/19/2026	2/19/2033	€6,521	7,523	7,387	0.66
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	7.58%	2/19/2026	2/19/2033	€—	(41)	(41)	0.00
BlueCat Networks, Inc. (Canada)	(a)(b)(c)	(2)(3)(7)	High Tech Industries	SOFR	5.50%	9.17%	8/8/2022	8/8/2028	19,294	19,156	19,022	1.70
BMS Holdings III Corp.	(b)(d)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.20%	9/30/2019	9/30/2026	7,807	7,762	7,283	0.65
Businessolver.com, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.20%	12/3/2025	12/3/2032	—	(19)	(64)	(0.01)
Celerion Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.69%	11/3/2022	11/3/2029	22,108	22,020	22,023	1.97
CircusTrix Holdings, LLC	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.42%	7/18/2023	7/14/2028	14,338	14,147	14,120	1.26
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.43%	4/22/2025	4/22/2032	11,295	11,164	11,180	1.00
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.31%	7/30/2023	7/30/2028	2,027	2,023	2,047	0.18
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.67%	5/22/2024	5/22/2029	23,289	23,048	23,058	2.07
Cority Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.17%	10/31/2025	10/31/2032	—	(18)	(48)	0.00
Cornerstone Building Brands, Inc.	(a)(c)	(2)(3)	Construction & Building	SOFR	5.63%	9.30%	1/29/2025	8/1/2028	7,856	7,550	4,203	0.38

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.17%	2/18/2025	5/15/2031	$3,120	$2,853	$1,482	0.13%
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	2/27/2023	2/28/2030	10,609	10,480	10,609	0.95
CST Holding Company	(a)(c)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.67%	11/1/2022	11/1/2028	282	277	282	0.03
Dance Midco S.a.r.l. (United Kingdom)	(a)(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.03%	10/25/2024	10/25/2031	€12,339	13,225	14,064	1.26
DCA Investment Holding LLC	(a)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.09%	3/11/2021	4/3/2028	13,993	13,917	12,223	1.09
Deerfield Dakota Holding, LLC	(a)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.45%	9/12/2025	9/12/2032	25,988	25,751	25,489	2.28
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	8.95%	9/12/2025	9/12/2032	855	815	773	0.07
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.18%	8/26/2025	8/26/2032	—	(13)	(12)	0.00
Denali Midco 2, LLC	(a)(b)(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.92%	9/15/2022	12/22/2028	16,881	16,777	16,788	1.50
Diligent Corporation	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.67%	8/4/2020	8/4/2030	8,021	8,076	7,745	0.69
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.20%	4/17/2025	4/17/2032	—	(19)	(1)	0.00
Dwyer Instruments, Inc.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.45%	7/21/2021	7/21/2029	26,710	26,651	26,711	2.39
Einstein Parent, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	1/22/2025	1/22/2031	30,371	29,706	28,909	2.59
Eliassen Group, LLC	(a)(b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.45%	4/14/2022	4/14/2028	10,684	10,597	10,376	0.93
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	35,255	34,939	34,448	3.09
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	9/2/2025	9/2/2032	2,006	1,969	1,969	0.18
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	10.98%	4/16/2025	4/16/2031	£1,570	1,892	1,979	0.18
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.85%, 4.21% PIK	11.79%	4/16/2025	4/16/2031	£4,174	5,379	5,373	0.48
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.20%	12/18/2025	12/18/2032	1,903	1,883	1,847	0.17
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.46%	3/25/2025	3/25/2032	27,381	27,008	26,964	2.41
Essential Services Holding Corporation	(a)(c)	(2)(3)	Consumer Services	SOFR	2.75%, 2.75% PIK	9.17%	6/17/2024	6/17/2031	1,517	1,512	1,506	0.13
Essential Services Holding Corporation	(a)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.66%	6/17/2024	6/17/2031	74	73	71	0.01
Ethos Bidco, Ltd. (United Kingdom)	(a)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	5.25%	8.98%	3/12/2026	3/12/2033	£7,033	9,248	9,170	0.82
Excel Fitness Holdings, Inc.	(a)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	4/29/2022	4/29/2030	1,113	1,104	1,104	0.10
Excel Fitness Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.45%	5/13/2024	4/29/2030	13,342	13,261	13,240	1.19

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Excelitas Technologies Corp.	(a)(c)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.16%	8/12/2022	8/12/2029	€3,365	$3,564	$3,886	0.35%
Excelitas Technologies Corp.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.92%	8/12/2022	8/12/2029	10,556	10,516	10,548	0.94
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.45%	8/15/2025	8/15/2032	€1,968	2,298	2,201	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.15%	8/15/2025	8/15/2032	8,408	8,387	8,115	0.73
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	8.68%	7/25/2025	6/30/2029	44	42	44	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	8.70%	7/25/2025	6/30/2029	92	92	92	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	8.89%	8/8/2025	8/8/2031	6,531	6,445	6,385	0.57
Generator US Buyer, Inc.	(a)(c)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.20%	10/1/2024	7/22/2030	2,266	2,242	2,237	0.20
GI DI Emerald Intermediate Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.39%	2/12/2026	2/12/2033	—	(84)	(76)	(0.01)
Goose Borrower, L.P.	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.41%	2/3/2026	3/2/2033	15,737	15,553	15,552	1.39
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.45%	3/1/2021	9/1/2028	32,796	32,434	32,589	2.92
GS AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.95%	3/26/2024	5/25/2028	5,570	5,593	5,412	0.48
Guidehouse LLP	(a)(c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.42%	9/30/2022	12/16/2030	6,147	6,182	6,112	0.55
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	9.98%	5/14/2025	5/14/2031	€9,781	10,617	11,246	1.01
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.14%, 3.14% PIK	12.01%	2/28/2022	2/28/2029	£22,912	30,103	30,326	2.72
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.45%	2/10/2022	12/15/2026	9,990	9,973	9,787	0.88
Heartland Home Services, Inc.	(a)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.70%	12/15/2020	12/15/2026	6,952	6,941	6,821	0.61
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.75%	10.45%	12/15/2020	12/15/2026	561	560	549	0.05
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.45%	12/14/2020	12/14/2028	17,714	17,573	17,713	1.59
Higginbotham Insurance Agency, Inc.	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.17%	12/11/2025	6/11/2031	—	(98)	(91)	(0.01)
Holding Argon (France)	(a)	(2)(7)	Business Services	SOFR	5.75%	9.42%	1/16/2026	4/16/2032	445	445	434	0.04
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	5.75%	8.29%	1/16/2026	4/16/2032	€1,405	1,585	1,489	0.13
Holding Argon (France)	(a)	(2)(7)	Business Services	EURIBOR	5.75%	7.77%	4/16/2025	4/16/2032	€13,142	14,566	14,658	1.31
Hoosier Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.65%	11/15/2021	11/15/2028	15,824	15,727	15,824	1.42
Horizon Avionics Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.45%	10/25/2025	3/28/2032	941	875	887	0.08
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.92%	6/2/2022	6/2/2029	9,640	9,676	9,531	0.85
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	8.92%	3/12/2024	6/2/2029	748	744	740	0.07
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.17%	8/6/2025	8/6/2032	—	(9)	(30)	0.00
Icefall Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.20%	1/26/2024	1/26/2030	10,088	9,968	10,070	0.90

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	8/18/2022	8/18/2028	$27,816	$27,609	$26,922	2.41%
IEM New Sub 2, LLC	(a)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2025	12/3/2031	—	(18)	(16)	0.00
IG Investments Holdings, LLC	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.67%	11/1/2024	9/22/2028	4,387	4,394	4,387	0.39
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.01%	5/28/2021	5/28/2027	€8,718	10,472	10,077	0.90
IQN Holding Corp.	(a)(c)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.46%	5/2/2022	5/2/2029	11,873	11,837	11,639	1.04
Iron Infinity Buyer Sub, Inc.	(a)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.45%	10/16/2025	10/16/2032	14,908	14,838	14,531	1.30
Jawbreaker Parent, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.45%	1/30/2026	1/30/2033	4,649	4,564	4,562	0.41
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	2.90%, 6.00% PIK	12.58%	12/22/2021	12/31/2029	7,168	6,242	7,168	0.64
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	1.00% , 6.00% PIK	10.68%	12/22/2021	12/31/2029	1,190	1,042	1,189	0.11
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.18%	6/27/2025	7/23/2031	532	520	527	0.05
LDS Intermediate Holdings, L.L.C.	(a)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.67%	2/7/2025	2/7/2032	7,066	6,881	6,894	0.62
Leo BuyerCo, LLC	(a)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	11/25/2025	11/25/2032	9,142	9,002	9,015	0.81
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.42%	10/18/2019	4/12/2027	4,465	4,459	3,828	0.34
Material Holdings, LLC	(a)(d)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.70%	8/19/2021	8/19/2027	14,294	14,296	9,583	0.86
Material Holdings, LLC	(a)(d)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.68%	8/19/2021	8/19/2027	3,943	1,103	—	—
Material Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.70%	6/25/2025	8/19/2027	822	822	822	0.07
Matterhorn Finco, Inc.	(a)	(2)(3)(15)	Software	SOFR	5.50%	9.20%	3/5/2026	3/5/2033	18,056	17,849	17,847	1.60
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.20%	11/20/2025	11/28/2032	—	(20)	(5)	0.00
Merative L.P.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.20%	9/30/2025	9/30/2032	41,074	40,838	41,319	3.70
Mindbody, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	9.70%	3/30/2026	3/30/2033	21,475	21,113	21,113	1.89
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.45%	4/30/2025	4/30/2032	11,992	11,878	11,884	1.06
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	6/2/2025	6/2/2032	4,459	4,308	4,288	0.38
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	7.98%	9/3/2025	9/1/2030	—	—	—	—
NFO Orange Buyer, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.20%	1/13/2026	1/13/2033	1,276	1,263	1,263	0.11
NMI AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.17%	9/6/2017	9/6/2028	46,866	46,859	46,601	4.17

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
North Haven Fairway Buyer, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.68%	5/17/2022	5/17/2028	$29,682	$29,512	$29,506	2.64%
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.63%	6/24/2025	6/24/2032	€6,657	7,538	7,510	0.67
Oak Purchaser, Inc.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.24%	4/28/2022	5/31/2028	14,317	14,224	14,159	1.27
Oak Purchaser, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	2/1/2024	5/31/2028	5,055	4,990	4,917	0.44
OEConnection, LLC	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	12/23/2025	12/23/2032	1,137	1,128	1,129	0.10
OEI, Inc.	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.21%	12/29/2025	12/29/2032	2,278	2,186	2,195	0.20
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.16%	10/30/2024	10/30/2031	€2,400	2,578	2,694	0.24
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.67%	10/30/2024	10/30/2031	7,104	7,048	6,863	0.62
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	5.50%	9.23%	10/30/2024	10/30/2031	£960	1,234	1,236	0.11
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.29%	12/4/2024	12/4/2031	€1,868	1,982	2,138	0.19
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.91%	12/4/2024	12/4/2031	4,936	4,884	4,886	0.44
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,091	2,674	2,734	0.24
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.91%	7/24/2025	12/4/2031	714	714	707	0.06
PAM Bidco Limited (United Kingdom)	(a)(c)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£80	101	102	0.01
PAM Bidco Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.24%	10/29/2024	10/29/2031	£6,721	8,545	8,731	0.78
PDI TA Holdings, Inc	(a)(c)	(2)(3)(15)	Software	SOFR	3.50%, 2.50% PIK	9.67%	2/1/2024	2/1/2031	16,913	16,955	16,251	1.46
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	8.92%	8/7/2024	8/31/2029	5,091	5,037	4,843	0.44
PPV Intermediate Holdings, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.42%	8/7/2024	8/31/2029	15,872	15,831	15,872	1.42
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.67%	8/7/2024	8/31/2029	206	206	205	0.02
Project Castle, Inc.	(b)(c)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	8,203	7,666	4,375	0.39
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.69%	2/1/2021	2/1/2027	1,350	1,346	1,342	0.12
Prophix Software Inc. (Canada)	(a)(b)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.67%	11/21/2023	2/1/2027	17,995	17,933	17,919	1.61
Propio LS, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	5/12/2025	5/12/2030	12,108	12,003	11,867	1.06
PROS Parent, Inc.	(a)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.42%	12/9/2025	12/9/2032	10,488	10,456	10,457	0.94
PXO Holdings I Corp.	(a)(b)(d)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.19%	3/8/2022	3/8/2028	22,910	22,780	22,429	2.01

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.20%	11/7/2024	6/3/2032		$791	$740	$673	0.06%
Radwell Parent, LLC	(a)(b)(d)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.20%	12/1/2022	4/1/2029		20,579	20,325	20,472	1.83
Rialto Management Group, LLC	(a)(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.42%	12/5/2024	12/5/2030		14,993	14,872	14,961	1.34
Rotation Buyer, LLC	(a)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.45%	12/27/2024	12/27/2031		4,643	4,591	4,510	0.40
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.20%	7/3/2025	7/3/2032		5,361	5,292	5,286	0.47
SCHP Purchaser, INC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	10/24/2025	10/24/2032		—	(29)	(26)	0.00
SCP Eye Care HoldCo, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.17%	10/7/2022	10/7/2029		11,089	11,120	11,089	0.99
Seahawk Bidco, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.43%	12/19/2024	12/19/2031		12,793	12,671	12,691	1.14
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	7.70%	2/28/2025	3/1/2032		—	(9)	(43)	0.00
SIG Parent Holdings, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	5.00%	8.67%	2/25/2026	8/21/2031		3,931	3,762	3,760	0.34
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.38%	3/19/2025	3/19/2032		€6,766	7,306	7,704	0.69
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.88%	3/19/2025	3/19/2032		—	(33)	(34)	0.00
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.20%	5/14/2025	5/14/2031		27,554	27,432	27,192	2.44
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.45%	2/18/2022	2/18/2029		9,014	8,916	8,921	0.80
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.43%	12/23/2025	12/23/2032		15,750	15,665	15,683	1.40
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.65%	7/2/2024	7/22/2027		17,943	17,827	16,973	1.52
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.17%	8/30/2024	7/25/2028		9,000	8,944	9,017	0.81
Spotless Brands, LLC	(a)(b)(c) (d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.45%	6/21/2022	7/25/2028		46,516	46,252	46,757	4.19
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.01%	10/1/2025	10/1/2032	C$	556	392	394	0.04
Tank Holding Corp.	(a)(b)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.42%	3/31/2022	3/31/2028		24,677	24,514	21,764	1.95
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.67%	9/26/2024	3/31/2028		3,512	3,491	3,132	0.28
TCFI Aevex LLC	(b)(d)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.67%	3/18/2020	3/18/2028		12,307	12,307	12,307	1.10
The Chartis Group, LLC	(a)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		793	744	864	0.08
Total Power Limited (Canada)	(a)(c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.89%	7/22/2024	7/22/2030	C$	13,570	9,593	9,603	0.86
Trintech, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	1/29/2026	1/29/2033		7,049	6,928	6,859	0.61
Tufin Software North America, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.60%	8/17/2022	8/17/2028		38,458	38,154	38,327	3.43

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
U.S. Legal Support, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.17%	11/30/2018	5/31/2026	$22,998	$22,993	$22,904	2.05%
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	2.25%, 2.75% PIK	8.70%	12/4/2025	12/4/2032	1,015	1,001	1,002	0.09
US INFRA SVCS Buyer, LLC	(a)(d)	(2)(3)(11)(15)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.42%	4/13/2020	4/13/2027	10,878	10,734	8,163	0.73
USR Parent Inc.	(a)(b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.27%	4/22/2022	4/25/2027	4,137	4,121	4,097	0.37
Vensure Employer Services, Inc.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.69%	9/27/2024	9/27/2031	33,326	33,100	32,792	2.94
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.20%	12/23/2025	12/23/2032	—	(18)	(6)	0.00
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030	£7,264	9,523	9,374	0.84
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	8.92%	7/29/2025	6/29/2027	—	(2)	(4)	0.00
Whitney Merger Sub, Inc.	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.45%	7/3/2025	7/3/2032	24,205	23,938	23,641	2.12
Wineshipping.com LLC	(a)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.95%	10/29/2021	12/29/2028	18,136	17,050	11,748	1.05
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	3/22/2024	3/22/2030	18,757	18,474	18,719	1.68
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.42%	9/13/2021	9/13/2027	432	429	399	0.04
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.41%	9/30/2020	12/23/2030	6,458	6,441	6,458	0.58
First Lien Debt Total										$1,861,410	$1,827,763	163.70%
Second Lien Debt (3.4% of fair value)
AQA Acquisition Holdings, Inc.	(a)(b)(d)	(2)(3)	High Tech Industries	SOFR	6.25%	9.92%	3/3/2021	3/3/2029	$40,000	$39,587	$33,365	2.99%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	7,118	7,117	7,118	0.64
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,718	2,718	2,726	0.24
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	13.70%	5/31/2023	5/31/2026	6,765	6,698	6,765	0.61
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	3,115	3,081	3,070	0.27
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.68%	7/25/2025	6/30/2029	37	35	37	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.17%	10/28/2020	10/28/2028	15,071	14,907	13,219	1.18
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.17%	11/16/2020	11/2/2028	13,000	12,888	12,025	1.08
Second Lien Debt Total										$87,031	$78,325	7.01%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (5.4% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,511	$5,636	0.51%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,133	0.10
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,530	3,592	0.32
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,118	0.10
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,227	0.92
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	9,824	0.88
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	17	16,453	16,464	1.47
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.68% (100% PIK)	12/31/2024	5,118	1,521	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	241	0.02
Comar Aggregator Co, LLC	(a)(d)	(6)(12)	Containers, Packaging & Glass		10/31/2025	21	10,674	10,617	0.95
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	958	0.09
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	17	16,783	16,155	1.45
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	22	0.00
EvolveIP, LLC	(a)(d)	(6)(12)	Telecommunications		10/30/2024	107	215	381	0.03
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	43	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	3	219	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	275	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,508	1,510	0.14
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	23,450	23,458	23,049	2.06
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	14	10,357	10,135	0.91
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	948	0.08
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	353	0.03
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	0	2,255	2,444	0.22
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	276	0.02
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	303	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,539	0.23

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	$—	$2,416	0.22%
TW LRW Holdings, LLC	(a)(b)(d)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	14	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	3	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	2	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	642	990	0.09
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	1,767	0.16
Equity Investments Total							$109,134	$123,141	11.03%
Total investments—non-controlled/non-affiliated							$2,057,575	$2,029,229	181.74%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (3.2% of fair value)
Align Precision Group, LLC	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.45%	7/3/2025	7/3/2030	$20,835	$20,835	$20,835	1.87%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.45%	7/3/2025	7/3/2030	3,828	3,760	3,828	0.35
SPF Borrower, LLC	(a)(b)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.00% PIK	9.95%	2/1/2024	2/1/2028	31,528	31,528	31,528	2.82
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.20%	2/1/2024	2/1/2028	15,677	15,677	15,677	1.40
First Lien Debt Total										$71,800	$71,868	6.44%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.5% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,875	$5,386	0.48%
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	20,828	27,840	2.49
Equity Investments Total							$26,703	$33,226	2.97%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Investment Funds (0.9% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	10.74%	10.74%	2/11/2026	19,798	19,798	19,798	1.77%
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$19,799	$19,799	1.77%
Total investments—non-controlled/affiliated									$118,302	$124,893	11.18%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.4% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	15.33%	15.33%	2/29/2016	12/31/2030	$130,500	$130,501	$122,983	11.01%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	6.50%	10.18%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$122,983	11.01%
Total investments—controlled/affiliated										$130,501	$122,983	11.01%
Total investments										$2,306,378	$2,277,105	203.93%

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(e)	6.75%	February 18, 2030	$300,000	$(1,693)	$(1,991)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(f)	5.75%	February 15, 2031	300,000	(3,340)	(1,904)	—
Total					$600,000	$(5,033)	$(3,895)	$—
(a) Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 9, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization most recently issued on July 2, 2024 (see Note 9, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C (the “CSL III SPV”). Accordingly, such assets are not available to creditors of the Company and 2015-1 Issuer.
(d) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Middle Market Credit Fund II, LLC (“Credit Fund II”). Substantially all of the assets of Credit Fund II have been pledged as collateral under the Credit Facility. Accordingly, such assets are not available to creditors of the 2015-1 Issuer.
(e) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further details.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
(f) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 2.312%. The interest rate swap settles semi-annually on each of February 15 and August 15. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further details.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of March 31, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of March 31, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. As of March 31, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.66%, the 90-day SOFR at 3.68%, the 180-day SOFR at 3.70%, the daily SONIA at 3.73%, the 30-day EURIBOR at 1.89%, the 90-day EURIBOR at 2.08%, the 180-day EURIBOR at 2.48%, and the 30-day CORRA at 2.27%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of March 31, 2026, the aggregate fair value of these securities is $156,367, or 14.00% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of March 31, 2026.
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
(12)Represents a non-income producing security as of March 31, 2026.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the three months ended March 31, 2026, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2026	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$123,114	$—	$—	$—	$(131)	$122,983	$5,000
Middle Market Credit Fund, LLC, Mezzanine Loan	40,500	—	(40,500)	—	—	—	568
Total investments—controlled/affiliated	$163,614	$—	$(40,500)	$—	$(131)	$122,983	$5,568

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 7, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies during the three months ended March 31, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of March 31, 2026	Interest, Dividend and PIK Income
Align Precision Group, LLC	$20,306	$529	$—	$—	$—	$20,835	$529
Align Precision Group, LLC	2,886	945	—	—	(3)	3,828	92
Align Precision Group, LLC (Equity)	5,452	—	—	—	(66)	5,386	—
SPF Borrower, LLC	31,372	156	—	—	—	31,528	507
SPF Borrower, LLC	15,171	506	—	—	—	15,677	790
SPF HoldCo, LLC (Equity)	27,877	—	—	—	(37)	27,840	—
Structured Credit Partners JV, LLC	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC	—	19,798	—	—	—	19,798	302
Total investments—non-controlled/affiliated	$103,064	$21,935	$—	$—	$(106)	$124,893	$2,220
(15)As of March 31, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value on the accompanying Consolidated Statements of Assets and Liabilities:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$1,272	$(10)
AAH Topco., LLC	Delayed Draw	1.00	4,197	(21)
AArete Investment, LLC	Delayed Draw	1.00	1,628	(9)
AArete Investment, LLC	Revolver	0.50	651	(4)
Addev Group (France)	Delayed Draw	1.50	€148	(3)
Advanced Web Technologies Holding Company	Revolver	0.50	1,406	(14)
AGS Health BCP LLC	Delayed Draw	1.00	3,152	(13)
AGS Health BCP LLC	Revolver	0.50	1,120	(4)
Align Precision Group, LLC	Delayed Draw	1.00	258	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	743	(4)
Alpine Acquisition Corp II	Delayed Draw	0.50	196	—
Alpine Acquisition Corp II	Revolver	0.50	784	—
AmpersCap LLC	Delayed Draw	1.00	8,570	(73)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	6,532	(40)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Artifact Bidco, Inc.	Revolver	0.25%	$246	$—
Ascend Buyer, LLC	Revolver	0.50	2,199	(8)
Associations, Inc.	Delayed Draw	—	791	—
Associations, Inc.	Revolver	0.50	1,221	—
Athlete Buyer, LLC	Revolver	0.50	307	(47)
Atlas US Finco, Inc.	Revolver	0.50	2,594	8
Auditboard, Inc.	Revolver	0.50	1,714	(24)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	875	4
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	(3)
Bayside OPCP, LLC	Revolver	0.50	1,623	—
BCTO Bobsled Purchaser, Inc.	Delayed Draw	0.50	1,103	(7)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50	331	(2)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	700	(44)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	4,040	(33)
Bingo Group Buyer, Inc.	Revolver	0.50	636	(5)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25	€1,787	(41)
Businessolver.com, Inc.	Delayed Draw	1.00	2,825	(44)
Businessolver.com, Inc.	Revolver	0.50	1,258	(20)
Celerion Buyer, Inc.	Revolver	0.50	499	(2)
CircusTrix Holdings, LLC	Revolver	0.50	323	(5)
Cliffwater LLC	Revolver	0.38	3,465	(27)
Cority Software Inc. (Canada)	Revolver	0.38	4,025	(48)
Coupa Holdings, LLC	Delayed Draw	1.00	964	—
Coupa Holdings, LLC	Revolver	0.50	738	—
CST Holding Company	Revolver	0.50	658	—
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€1,323	(19)
Deerfield Dakota Holding, LLC	Revolver	0.50	3,419	(66)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(12)
Diligent Corporation	Delayed Draw	1.00	1,158	(33)
Diligent Corporation	Revolver	0.50	602	(17)
Divisions Holding Corporation	Revolver	0.50	2,400	(1)
Dwyer Instruments, Inc.	Revolver	0.50	2,244	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(137)
Ellkay, LLC	Revolver	0.50	2,460	(53)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	1,587	(15)
Embark Intermediate Holdings, LLC	Revolver	0.50	365	(3)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Enkindle Limited (United Kingdom)	Delayed Draw	1.00%	£923	$(37)
Enverus, Inc.	Delayed Draw	1.00	2,718	(27)
Enverus, Inc.	Revolver	0.50	1,130	(11)
Espresso Bidco Inc.	Delayed Draw	1.00	474	(6)
Espresso Bidco Inc.	Revolver	0.50	2,616	(36)
Essential Services Holding Corporation	Delayed Draw	1.00	297	(2)
Essential Services Holding Corporation	Revolver	0.50	112	(1)
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	(17)
Excel Fitness Holdings, Inc.	Revolver	0.50	371	(2)
Excelitas Technologies Corp.	Delayed Draw	1.00	565	—
Excelitas Technologies Corp.	Revolver	0.38	2,069	(1)
Flexera Software LLC	Revolver	0.25	607	(20)
FPG Intermediate Holdco, LLC	Delayed Draw	—	23	0
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(34)
Fullsteam Operations LLC	Revolver	0.50	726	(11)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50	5,085	(51)
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50	2,543	(25)
Goose Borrower, L.P.	Revolver	0.50	2,792	(28)
Greenhouse Software, Inc.	Revolver	0.50	2,204	(13)
GS AcquisitionCo, Inc.	Delayed Draw	0.50	1,127	(26)
GS AcquisitionCo, Inc.	Revolver	0.50	123	(3)
Gymspa (France)	Delayed Draw	1.80	€554	(3)
Heartland Home Services, Inc.	Revolver	0.50	75	(1)
Hercules Borrower LLC	Revolver	0.38	2,160	—
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	20,825	(91)
Holding Argon (France)	Delayed Draw	1.00	€3,268	(94)
Hoosier Intermediate, LLC	Revolver	0.38	2,401	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00	9,222	(36)
Horizon Avionics Buyer, LLC	Revolver	0.50	3,670	(14)
HS Spa Holdings Inc.	Revolver	0.50	875	(9)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(19)
Hyphen Solutions, LLC	Revolver	0.50	754	(11)
Icefall Parent, Inc.	Revolver	0.25	992	(2)
iCIMS, Inc.	Revolver	0.50	2,092	(63)
IEM New Sub 2, LLC	Delayed Draw	1.00	3,842	(16)
IG Investments Holdings, LLC	Revolver	0.50	350	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
IQN Holding Corp.	Revolver	0.38%	$407	$(8)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50	10,231	(131)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,214	(54)
Jawbreaker Parent, Inc.	Delayed Draw	—	3,119	(31)
Jawbreaker Parent, Inc.	Revolver	0.50	896	(9)
Kona Buyer, LLC	Delayed Draw	0.50	425	(2)
Kona Buyer, LLC	Revolver	0.50	43	—
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,844	(72)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(35)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(30)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(19)
Lifelong Learner Holdings, LLC	Revolver	0.50	9	(1)
Material Holdings, LLC	Delayed Draw	—	1,096	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.25	2,778	(28)
McQueen Bidco PTY LTD. (Australia)	Revolver	0.50	4,111	(5)
Merative L.P.	Delayed Draw	0.50	4,706	23
Merative L.P.	Revolver	0.50	4,118	20
Mindbody, Inc.	Revolver	0.50	2,684	(40)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	(9)
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(90)
Monarch Buyer, Inc.	Revolver	0.38	3,655	(37)
More Cowbell II, LLC	Delayed Draw	0.50	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,966	—
NFO Orange Buyer, LLC	Delayed Draw	—	176	(1)
NFO Orange Buyer, LLC	Revolver	0.50	1,810	(7)
NMI AcquisitionCo, Inc.	Revolver	0.50	1,280	(7)
North Haven Fairway Buyer, LLC	Revolver	0.50	2,246	(12)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(49)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,618	(47)
Oak Purchaser, Inc.	Revolver	0.50	1,621	(16)
OEConnection, LLC	Delayed Draw	0.50	667	(3)
OEConnection, LLC	Revolver	0.50	176	(1)
OEI, Inc.	Delayed Draw	0.50	10,651	(67)
OEI, Inc.	Revolver	0.50	414	(3)
Optimizely North America Inc.	Revolver	0.50	1,091	(32)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Orthrus Limited (United Kingdom)	Delayed Draw	1.00%		£421	$(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£1,649	(33)
PDI TA Holdings, Inc	Revolver	0.50		80	(3)
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		7,901	(151)
PPV Intermediate Holdings, LLC	Revolver	0.50		826	—
Prophix Software Inc. (Canada)	Delayed Draw	—		519	(2)
Prophix Software Inc. (Canada)	Revolver	0.50		643	(3)
Propio LS, LLC	Revolver	0.50		182	(4)
PROS Parent, Inc.	Revolver	0.38		2,665	(6)
PXO Holdings I Corp.	Revolver	0.50		848	(17)
QBS Parent, Inc.	Delayed Draw	0.50		8,275	(74)
QBS Parent, Inc.	Revolver	0.50		4,120	(37)
Radwell Parent, LLC	Revolver	0.38		1,872	(9)
Rialto Management Group, LLC	Revolver	0.38		1,506	(3)
Rotation Buyer, LLC	Delayed Draw	1.00		2,369	(39)
Rotation Buyer, LLC	Revolver	0.50		1,193	(19)
Saguaro Buyer, LLC	Delayed Draw	1.00		1,548	(15)
Saguaro Buyer, LLC	Revolver	0.50		574	(6)
SCHP Purchaser, INC	Revolver	0.50		3,100	(26)
SCP Eye Care HoldCo, LLC	Revolver	0.50		861	—
Seahawk Bidco, LLC	Delayed Draw	1.00		287	(1)
Seahawk Bidco, LLC	Delayed Draw	0.50		10,665	(45)
Seahawk Bidco, LLC	Revolver	0.50		595	(2)
Secretariat Advisors LLC	Delayed Draw	4.00		2,151	(43)
SIG Parent Holdings, LLC	Delayed Draw	0.75		15,217	(133)
SIG Parent Holdings, LLC	Revolver	0.38		459	(4)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,930	(34)
Smarsh Inc.	Delayed Draw	1.00		1,451	(12)
Smarsh Inc.	Revolver	0.50		963	(8)
Specialty Pharma III, Inc.	Revolver	0.50		1,750	(7)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(88)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Revolver	0.50		1,553	8
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	189	(1)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	96	(1)
Tank Holding Corp.	Revolver	0.38		1,655	(183)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
The Chartis Group, LLC	Delayed Draw	1.00%		$3,983	$40
The Chartis Group, LLC	Revolver	0.50		2,390	24
Total Power Limited (Canada)	Delayed Draw	1.00	C$	1,237	(11)
Total Power Limited (Canada)	Revolver	0.50	C$	1,667	(15)
Trintech, Inc.	Delayed Draw	0.75		1,175	(25)
Trintech, Inc.	Revolver	0.50		881	(18)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(12)
U.S. Legal Support, Inc.	Revolver	0.50		1,061	(4)
UFT Buyer LLC	Delayed Draw	0.50		310	(3)
UFT Buyer LLC	Revolver	0.50		123	(1)
US INFRA SVCS Buyer, LLC	Revolver	0.50		175	(43)
Vensure Employer Services, Inc.	Delayed Draw	—		5,601	(77)
Victors Purchaser, LLC	Delayed Draw	0.50		1,330	(2)
Victors Purchaser, LLC	Revolver	0.50		2,529	(4)
VRC Companies, LLC	Revolver	0.50		833	(4)
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(95)
Wineshipping.com LLC	Delayed Draw	—		1,171	(383)
Wineshipping.com LLC	Revolver	0.50		238	(78)
World 50, Inc.	Revolver	0.50		860	(2)
YLG Holdings, Inc.	Delayed Draw	1.00		454	—
YLG Holdings, Inc.	Revolver	0.50		503	—
Total unfunded commitments				$395,176	$(4,133)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)
The type of investments as of March 31, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,933,210	$1,899,631	83.4%
Second Lien Debt	87,031	78,325	3.4
Equity Investments	135,837	156,367	6.9
Investment Funds	150,300	142,782	6.3
Total	$2,306,378	$2,277,105	100.0%
The rate type of debt investments as of March 31, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,007,224	$1,964,940	99.3%
Fixed Rate	13,017	13,016	0.7
Total	$2,020,241	$1,977,956	100.0%
The industry composition of investments as of March 31, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$43,944	$43,535	1.9%
Auto Aftermarket & Services	42,647	39,673	1.7
Beverage & Food	17,325	11,748	0.5
Business Services	170,546	169,803	7.4
Capital Equipment	107,386	104,887	4.6
Chemicals, Plastics & Rubber	32,695	32,200	1.3
Construction & Building	66,048	58,649	2.6
Consumer Goods: Durable	429	399	0.0
Consumer Goods: Non-Durable	4,787	4,750	0.2
Consumer Services	189,806	184,138	8.1
Containers, Packaging & Glass	55,143	54,858	2.4
Diversified Financial Services	209,654	209,736	9.2
Energy: Electricity	11,817	11,824	0.5
Energy: Oil & Gas	2,623	2,520	0.1
Environmental Industries	60,875	58,342	2.6
Healthcare & Pharmaceuticals	402,498	419,139	18.4
High Tech Industries	163,994	156,560	6.9
Investment Funds	150,300	142,782	6.3
Leisure Products & Services	120,360	119,884	5.3
Media: Advertising, Printing & Publishing	318	241	0.0
Media: Broadcasting & Subscription	(13)	(12)	0.0

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of March 31, 2026
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Diversified & Production	$13,225	$14,064	0.6%
Retail	19,813	19,617	0.9
Software	316,595	315,902	13.9
Sovereign & Public Finance	6,182	6,112	0.3
Telecommunications	25,074	24,281	1.1
Transportation: Cargo	18,042	17,180	0.8
Transportation: Consumer	10,456	10,457	0.5
Utilities: Oil & Gas	14,838	14,531	0.6
Utilities: Water	8,646	8,833	0.4
Wholesale	20,325	20,472	0.9
Total	$2,306,378	$2,277,105	100.0%
The geographical composition of investments as of March 31, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,490	$4,463	0.2%
Canada	64,123	69,552	3.2
France	27,505	28,119	1.2
Ireland	7,273	7,670	0.3
Italy	37,173	38,704	1.7
Luxembourg	12,727	12,521	0.5
Spain	7,538	7,510	0.3
Sweden	1,168	276	0.0
United Kingdom	107,460	108,432	4.8
United States	2,036,921	1,999,858	87.8
Total	$2,306,378	$2,277,105	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.8% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.70%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.19
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	3,304	3,238	3,274	0.28
Addev Group (France)	(a)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.03
ADPD Holdings, LLC	(a)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	21,287	20,487	19,104	1.64
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	15,693	15,584	15,488	1.33
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	—	(11)	15	0.00
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	4,571	4,507	4,537	0.39
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	36,631	36,571	36,401	3.12
Alpine Acquisition Corp II	(a)(c)(d)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,667	19,680	10,301	0.88
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	8,852	8,681	8,664	0.74
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	9,452	9,413	9,440	0.81
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	19,448	19,328	19,259	1.65
Applied Technical Services, LLC	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	18,329	18,117	18,137	1.55
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	1,409	1,397	1,409	0.12
Ascend Buyer, LLC	(a)(b)(c) (d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	28,863	28,880	28,783	2.47
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	20,060	20,102	20,171	1.73
Athlete Buyer, LLC	(a)(b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	14,724	14,516	12,931	1.11
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	5,220	5,138	5,225	0.45
Auditboard, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	13,286	13,179	13,272	1.14
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	3,143	3,119	3,141	0.27
Azurite Intermediate Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	7,870	7,898	7,914	0.68
Bamboo Health Holdings, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	28,361	28,187	28,526	2.44
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	16,216	15,884	16,011	1.37

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	10.65%	5/31/2023	5/31/2026	$—	$—	$—	—%
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.92%	5/31/2023	5/31/2026	4,862	4,862	4,862	0.42
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.92%	5/31/2023	5/31/2026	13,743	13,743	13,743	1.18
Bianalisi S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.02%	2/26/2025	2/26/2032	€15,524	16,437	17,837	1.53
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	6/4/2024	6/4/2031	€6,778	7,190	7,746	0.66
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.67%	7/17/2025	6/4/2031	€464	538	530	0.04
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	605	574	569	0.05
Big Bus Tours Group Limited (United Kingdom)	(b)(c)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	10,960	10,700	10,658	0.91
Bingo Group Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	8,990	8,900	8,872	0.76
Birsa S.p.A. (Italy)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.27%	7/2/2024	6/30/2031	€8,882	9,399	10,257	0.88
BlueCat Networks, Inc. (Canada)	(a)(b)(c)	(2)(3)(7)	High Tech Industries	SOFR	5.75%	9.48%	8/8/2022	8/8/2028	19,344	19,189	18,913	1.62
BMS Holdings III Corp.	(b)(d)	(2)(3)(11)	Construction & Building	SOFR	5.50%	9.17%	9/30/2019	9/30/2026	7,828	7,760	7,317	0.63
Businessolver.com, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	12/3/2025	12/3/2032	—	(20)	(20)	0.00
Celerion Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.89%	11/3/2022	11/3/2029	22,165	22,072	22,051	1.89
CircusTrix Holdings, LLC	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	6.75%	10.47%	7/18/2023	7/14/2028	14,213	14,003	14,128	1.21
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2025	4/22/2032	11,324	11,187	11,313	0.97
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.41%	7/30/2023	7/30/2028	2,189	2,184	2,211	0.19
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.83%	5/22/2024	5/22/2029	26,511	26,221	26,181	2.24
Cority Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.34%	10/31/2025	10/31/2032	34,617	34,428	34,424	2.95
Cornerstone Building Brands, Inc.	(a)(c)	(2)(3)	Construction & Building	SOFR	5.63%	9.38%	1/29/2025	8/1/2028	7,876	7,541	6,183	0.53
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.25%	2/18/2025	5/15/2031	3,128	2,851	2,200	0.19
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.25%	9.34%	2/27/2023	2/28/2030	10,635	10,500	10,698	0.92
CST Holding Company	(a)(c)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2022	11/1/2028	—	(6)	5	0.00

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Dance Midco S.a.r.l. (United Kingdom)	(a)(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	$12,388	$13,500	1.16%
DCA Investment Holding LLC	(a)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	13,993	13,916	12,255	1.05
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	25,963	25,675	25,658	2.20
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	—	(14)	(14)	0.00
Denali Midco 2, LLC	(a)(b)(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	16,881	16,764	16,782	1.44
Diligent Corporation	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	8,032	8,090	7,886	0.68
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	—	(21)	16	0.00
Dwyer Instruments, Inc.	(a)(b)(c) (d)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	26,426	26,360	26,426	2.26
Einstein Parent, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,678	30,019	2.57
Eliassen Group, LLC	(a)(b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	10,712	10,615	10,439	0.89
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,933	34,601	34,678	2.97
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	1,995	1,957	1,956	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,871	2,023	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.47
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	—	(15)	(16)	0.00
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	21,780	21,394	21,740	1.86
Essential Services Holding Corporation	(a)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	1,591	1,585	1,585	0.14
Excel Fitness Holdings, Inc.	(a)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	816	806	810	0.07
Excel Fitness Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	5/13/2024	4/29/2030	13,375	13,290	13,308	1.14
Excelitas Technologies Corp.	(a)(c)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,372	3,572	3,964	0.34
Excelitas Technologies Corp.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	10,556	10,514	10,556	0.90
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€1,968	2,298	2,307	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	8,408	8,387	8,385	0.72
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	43	42	43	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	90	90	90	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	6,531	6,442	6,437	0.55
Galileo Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	35,067	35,044	35,250	3.02

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Generator US Buyer, Inc.	(a)(c)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.17%	10/1/2024	7/22/2030	$2,271	$2,246	$2,254	0.19%
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	3/1/2021	9/1/2028	32,796	32,401	32,796	2.81
GS AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.92%	3/26/2024	5/25/2028	5,545	5,571	5,545	0.47
Guidehouse LLP	(a)(c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.47%	9/30/2022	12/16/2030	6,162	6,199	6,146	0.53
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	6.00%, 2.00% PIK	10.05%	5/14/2025	5/14/2031	€9,781	10,606	11,343	0.97
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)	Diversified Financial Services	SONIA	5.15%, 3.15% PIK	12.19%	2/28/2022	2/28/2029	£22,745	29,852	30,735	2.63
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.42%	2/10/2022	12/15/2026	10,016	9,993	9,768	0.84
Heartland Home Services, Inc.	(a)	(2)(3)(11)(15)	Consumer Services	SOFR	6.00%	9.67%	12/15/2020	12/15/2026	7,246	7,230	7,073	0.61
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.42%	12/14/2020	12/14/2028	17,759	17,612	17,769	1.52
Higginbotham Insurance Agency, Inc.	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.22%	12/11/2025	6/11/2031	—	(103)	(104)	(0.01)
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.22%	8/6/2025	8/6/2032	—	(10)	(11)	0.00
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	5.75%	7.75%	4/16/2025	4/16/2032	€14,102	15,605	16,144	1.38
Hoosier Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.85%	11/15/2021	11/15/2028	15,865	15,759	15,865	1.36
Horizon Avionics Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.42%	10/25/2025	3/28/2032	812	744	742	0.06
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.07%	6/2/2022	6/2/2029	9,464	9,502	9,345	0.80
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.09%	3/12/2024	6/2/2029	750	746	742	0.06
Icefall Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.17%	1/26/2024	1/26/2030	10,088	9,960	10,088	0.86
IEM New Sub 2, LLC	(a)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2025	12/3/2031	—	(19)	(19)	0.00
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.61%	8/18/2022	8/18/2028	28,278	28,052	27,740	2.38
IG Investments Holdings, LLC	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.84%	11/1/2024	9/22/2028	4,398	4,405	4,398	0.38
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	10.00%	12.07%	5/28/2021	5/28/2027	€8,599	10,316	10,105	0.87
IQN Holding Corp.	(a)(c)	(2)(3)(15)	Business Services	SOFR	2.63%, 3.13% PIK	9.42%	5/2/2022	5/2/2029	11,876	11,838	11,827	1.01
Iron Infinity Buyer Sub, Inc.	(a)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2025	10/16/2032	14,908	14,836	14,828	1.27
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	10.65%	12/22/2021	12/31/2029	1,133	1,042	1,133	0.10
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.55%	12/22/2021	12/31/2029	6,816	6,263	6,816	0.58
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.15%	6/27/2025	7/23/2031	—	(96)	71	0.01
LDS Intermediate Holdings, L.L.C.	(a)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2025	2/7/2032	7,084	6,892	7,024	0.60

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Leo BuyerCo, LLC	(a)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.42%	11/25/2025	11/25/2032	$8,571	$8,426	$8,425	0.72%
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 7.75% PIK	12.59%	10/18/2019	3/31/2027	4,393	4,384	3,873	0.33
Material Holdings, LLC	(a)(d)	(2)(3)(11)	Business Services	SOFR	4.62%, 1.38% PIK	9.67%	8/19/2021	8/19/2027	14,582	14,584	11,245	0.96
Material Holdings, LLC	(a)(d)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.65%	8/19/2021	8/19/2027	3,655	909	—	—
Material Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.67%	6/25/2025	8/19/2027	499	499	499	0.04
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/20/2025	11/28/2032	—	(21)	(21)	0.00
Medical Manufacturing Technologies, LLC	(a)(b)(c) (d)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.44%	12/23/2021	12/23/2027	42,561	42,177	42,552	3.65
Merative L.P.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	9/30/2025	9/30/2032	41,176	40,933	41,176	3.53
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.92%	4/30/2025	4/30/2032	11,925	11,807	11,941	1.02
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.32%	6/2/2025	6/2/2032	3,796	3,638	3,621	0.31
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030	—	—	(1)	0.00
NEFCO Holding Company LLC	(a)(b)(c)	(2)(3)(15)	Construction & Building	SOFR	5.00%	8.97%	8/5/2022	8/5/2028	25,660	25,541	25,660	2.20
NMI AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.22%	9/6/2017	9/6/2028	46,994	46,986	46,936	4.02
North Haven Fairway Buyer, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.77%	5/17/2022	5/17/2028	30,819	30,631	30,578	2.62
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.02%	6/24/2025	6/24/2032	€6,657	7,531	7,663	0.66
Oak Purchaser, Inc.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.35%	4/28/2022	5/31/2028	17,391	17,238	17,341	1.48
Oak Purchaser, Inc.	(a)(c)	(2)(3)	Business Services	SOFR	5.50%	9.37%	2/1/2024	5/31/2028	1,981	1,959	1,960	0.17
OEConnection, LLC	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	1,137	1,128	1,127	0.10
OEI, Inc.	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.19%	12/29/2025	12/29/2032	23,432	23,144	23,144	1.98
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	5.25%	7.15%	10/30/2024	10/30/2031	€2,406	2,584	2,782	0.24
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	5.00%	8.72%	10/30/2024	10/30/2031	7,122	7,064	6,988	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	5.50%	9.22%	10/30/2024	10/30/2031	£962	1,236	1,278	0.11
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.28%	12/4/2024	12/4/2031	€1,855	1,966	2,159	0.18
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.02%	12/4/2024	12/4/2031	4,902	4,849	4,853	0.42
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	10.22%	12/4/2024	12/4/2031	£2,077	2,655	2,766	0.24

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.15%	7/24/2025	12/4/2031	$708	$708	$701	0.06%
PAM Bidco Limited (United Kingdom)	(a)(c)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£78	99	104	0.01
PAM Bidco Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.26%	10/29/2024	10/29/2031	£6,619	8,399	8,782	0.75
PDI TA Holdings, Inc	(a)(c)	(2)(3)(15)	Software	SOFR	5.50%	9.34%	2/1/2024	2/1/2031	16,714	16,758	16,242	1.39
PF Atlantic Holdco 2, LLC	(a)(b)(d)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2021	11/12/2027	20,996	20,901	20,996	1.80
PF Atlantic Holdco 2, LLC	(c)	(2)(3)(11)(15)	Leisure Products & Services	SOFR	6.00%	9.86%	3/27/2025	11/12/2027	1,366	1,380	1,366	0.12
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.07%	8/7/2024	8/31/2029	5,104	5,046	5,104	0.44
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.82%	8/7/2024	8/31/2029	15,581	15,539	15,539	1.33
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.57%	8/7/2024	8/31/2029	207	206	206	0.02
Project Castle, Inc.	(b)(c)	(2)(3)	Capital Equipment	SOFR	5.50%	9.36%	6/24/2022	6/1/2029	8,224	7,652	5,294	0.45
Prophix Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.80%	2/1/2021	2/1/2027	1,350	1,345	1,347	0.11
Prophix Software Inc. (Canada)	(a)(b)	(2)(3)(7)(15)	Software	SOFR	6.00%	9.72%	11/21/2023	2/1/2027	17,834	17,754	17,804	1.52
Propio LS, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.46%	5/12/2025	5/12/2030	12,138	12,028	12,070	1.03
PROS Parent, Inc.	(a)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.49%	12/9/2025	12/9/2032	22,988	22,924	22,923	1.96
PXO Holdings I Corp.	(a)(b)(d)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.20%	3/8/2022	3/8/2028	22,836	22,689	22,457	1.92
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.17%	11/7/2024	6/3/2032	1,168	1,116	1,251	0.11
Radwell Parent, LLC	(a)(b)(d)	(2)(3)(15)	Wholesale	SOFR	5.50%	9.17%	12/1/2022	4/1/2029	20,469	20,194	20,469	1.75
Rialto Management Group, LLC	(a)(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2024	12/5/2030	14,993	14,866	15,003	1.29
Rotation Buyer, LLC	(a)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2024	12/27/2031	4,780	4,726	4,708	0.40
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032	5,025	4,955	5,010	0.43
SCHP Purchaser, INC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2025	10/24/2032	—	(30)	(30)	0.00
SCP Eye Care HoldCo, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.23%	10/7/2022	10/7/2029	10,755	10,787	10,755	0.92
Seahawk Bidco, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.47%	12/19/2024	12/19/2031	24,628	24,372	24,752	2.12
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	7.67%	2/28/2025	3/1/2032	—	(10)	—	—
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.27%	3/19/2025	3/19/2032	€6,766	7,302	7,852	0.67

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		$—	$(34)	$(24)	0.00%
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	2.35
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		9,044	8,939	9,045	0.77
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	556	393	399	0.03
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		15,500	15,413	15,413	1.32
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,850	17,222	1.48
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	8/30/2024	7/25/2028		9,022	8,961	9,066	0.78
Spotless Brands, LLC	(a)(b)(c) (d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		46,947	46,657	47,187	4.04
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		956	943	942	0.08
Tank Holding Corp.	(a)(b)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,731	24,549	22,455	1.92
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		3,522	3,498	3,217	0.28
TCFI Aevex LLC	(b)(d)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		12,339	12,331	12,038	1.03
The Chartis Group, LLC	(a)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		795	744	866	0.07
Total Power Limited (Canada)	(a)(c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	13,604	9,611	9,814	0.84
Tufin Software North America, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		38,555	38,224	38,387	3.29
Turbo Buyer, Inc.	(a)(d)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		13,442	13,357	13,442	1.15
U.S. Legal Support, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		23,338	23,327	23,254	1.99
US INFRA SVCS Buyer, LLC	(a)(d)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		11,384	11,195	9,112	0.78
USR Parent Inc.	(a)(b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027		4,320	4,298	4,288	0.37
Vensure Employer Services, Inc.	(a)(b)(c)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031		31,037	30,879	30,726	2.63
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032		216	196	204	0.02
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030		£7,264	9,513	9,571	0.82
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.09%	7/29/2025	6/29/2027		—	(2)	—	—
Whitney Merger Sub, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032		24,266	23,990	23,976	2.05
Wineshipping.com LLC	(a)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028		17,691	16,448	12,342	1.06
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030		18,805	18,507	18,823	1.61

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2021	9/13/2027	$433	$430	$397	0.03%
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.72%	9/30/2020	12/23/2030	6,474	6,456	6,494	0.56
First Lien Debt Total										$2,012,358	$1,992,112	170.65%
Second Lien Debt (3.9% of fair value)
11852604 Canada Inc. (Canada)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.32%	9/30/2021	9/30/2028	$11,701	$11,629	$11,702	1.00%
AQA Acquisition Holdings, Inc.	(a)(b)(d)	(2)(3)	High Tech Industries	SOFR	6.25%	10.09%	3/3/2021	3/3/2029	40,000	39,557	39,151	3.36
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	9,498	9,496	9,525	0.82
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	13.67%	5/31/2023	5/31/2026	6,538	6,371	6,539	0.56
Denali Midco 2, LLC	(a)	(3)	Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	3,016	2,980	2,970	0.25
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.65%	7/25/2025	6/30/2029	36	35	36	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.32%	10/28/2020	10/28/2028	14,995	14,818	13,223	1.13
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.34%	11/16/2020	11/2/2028	13,000	12,879	11,984	1.03
Second Lien Debt Total										$97,765	$95,130	8.15%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (4.5% of fair value)
48forty Intermediate Holdings, Inc.	(a)(b)(c)	(6)(12)	Transportation: Cargo		11/5/2024	3	$—	$—	—%
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,135	0.10
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,530	3,592	0.31
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,133	0.10
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	9,818	0.84
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	9,768	0.84
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	16	15,938	15,915	1.36
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.65% (100% PIK)	12/31/2024	5,118	1,521	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	241	0.02
Comar Aggregator Co, LLC	(a)(d)	(6)(12)	Containers, Packaging & Glass		10/31/2025	21	10,674	11,247	0.96
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	1,075	0.09

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	16	$15,937	$15,937	1.37%
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
EvolveIP, LLC	(a)(d)	(6)(12)	Telecommunications		10/30/2024	107	215	383	0.03
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	43	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	209	253	0.02
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,508	1,509	0.13
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,859	22,397	1.92
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	472	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.07
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.08
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	390	0.03
Project Carbo S.a.r.l. (Luxemburg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	2,172	2,409	0.21
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	363	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	313	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,626	0.22
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.22
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,685	0.15
TW LRW Holdings, LLC	(a)(b)(d)	(6)(12)	Business Services		6/14/2024	—	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	641	983	0.08
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	2,024	0.17
Equity Investments Total							$91,905	$110,002	9.42%
Total investments—non-controlled/non-affiliated							$2,202,028	$2,197,244	188.22%

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(e)	6.75%	February 18, 2030	$300,000	$298	$7,173	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(f)	5.75%	February 15, 2031	300,000	(1,436)	(1,436)	—
Total					$600,000	$(1,138)	$5,737	$—
(a) Denotes that all or a portion of the assets are owned by Carlyle Secured Lending, Inc. (together with its consolidated subsidiaries, “we,” “us,” “our,” “CGBD” or the “Company”). The Company has entered into a senior secured revolving credit facility (as amended, the “Credit Facility”). The lenders of the Credit Facility have a first lien security interest in substantially all of the portfolio investments held by the Company (see Note 9, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”).
(b) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, the 2015-1 Issuer, and secure the notes issued in connection with a term debt securitization most recently issued on July 2, 2024. (see Note 9, Borrowings, to these unaudited consolidated financial statements). Accordingly, such assets are not available to creditors of the Company.
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C (the “CSL III SPV”). Accordingly, such assets are not available to creditors of the Company and 2015-1 Issuer.
(d) Denotes that all or a portion of the assets are owned by the Company’s wholly owned subsidiary, Middle Market Credit Fund II, LLC (“Credit Fund II”). Substantially all of the assets of Credit Fund II have been pledged as collateral under the Credit Facility. Accordingly, such assets are not available to creditors of the 2015-1 Issuer.
(e) Commencing on the effective date of August 18, 2025, the interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 3.235%. The interest rate swap settles semi-annually on each of February 18 and August 18. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further details.
(f) The interest rate paid by the Company for each interest period is calculated on the basis of a compounded average daily SOFR rate plus 2.312%. The interest rate swap settles semi-annually on each of February 15 and August 15. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further details.
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”) or British Pound (“£”).
** Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further information.
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
(12)Represents a non-income producing security as of December 31, 2025.
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

Investments—controlled/affiliated	Fair Value as of December 31, 2024	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of December 31, 2025	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	$182,636	$—	$(62,500)	$—	$2,978	$123,114	$20,500
Middle Market Credit Fund, LLC, Mezzanine Loan	—	40,500	—	—	—	40,500	110
Middle Market Credit Fund II, LLC, Member's Interest	63,997	149,404	(212,998)	(14,502)	14,099	—	1,054
Total investments—controlled/affiliated	$246,633	$189,904	$(275,498)	$(14,502)	$17,077	$163,614	$21,664
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
(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value on the accompanying Consolidated Statements of Assets and Liabilities:

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
AGS Health BCP LLC	Delayed Draw	1.00%	$3,152	$11
AGS Health BCP LLC	Revolver	0.50	1,119	4
Align Precision Group, LLC	Delayed Draw	1.00	1,122	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	3,278	(19)
Alpine Acquisition Corp II	Revolver	0.50	1,042	(564)
AmpersCap LLC	Delayed Draw	1.00	10,082	(100)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	(1)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	—
Apex Companies Holdings, LLC	Delayed Draw	1.00	9,917	(65)
Applied Technical Services, LLC	Delayed Draw	2.00	495	(4)
Applied Technical Services, LLC	Delayed Draw	1.00	1,649	(13)
Applied Technical Services, LLC	Revolver	0.50	3,034	(25)
Artifact Bidco, Inc.	Delayed Draw	0.50	345	—
Artifact Bidco, Inc.	Revolver	0.25	246	—
Ascend Buyer, LLC	Revolver	0.50	2,199	(6)
Associations, Inc.	Delayed Draw	—	867	4
Associations, Inc.	Revolver	0.50	1,221	6
Athlete Buyer, LLC	Revolver	0.50	307	(37)
Atlas US Finco, Inc.	Revolver	0.50	2,594	2
Auditboard, Inc.	Revolver	0.50	1,714	(2)
Azurite Intermediate Holdings, Inc.	Revolver	0.50	874	4
Bamboo Health Holdings, LLC	Revolver	0.50	4,542	23
Bayside OPCP, LLC	Revolver	0.50	1,974	—
Bianalisi S.p.A. (Italy)	Delayed Draw	1.25	€1,848	(43)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50	700	(19)
Bingo Group Buyer, Inc.	Delayed Draw	0.75	4,040	(35)
Bingo Group Buyer, Inc.	Revolver	0.50	636	(5)
Birsa S.p.A. (Italy)	Delayed Draw	1.25	€1,428	(25)
Businessolver.com, Inc.	Delayed Draw	—	2,825	(14)
Businessolver.com, Inc.	Revolver	0.50	1,258	(6)
Celerion Buyer, Inc.	Revolver	0.50	499	(2)
CircusTrix Holdings, LLC	Revolver	0.50	484	(3)
Cliffwater LLC	Revolver	0.38	3,465	(3)
Cority Software Inc. (Canada)	Revolver	0.38	4,025	(20)
Coupa Holdings, LLC	Delayed Draw	1.00	964	5
Coupa Holdings, LLC	Revolver	0.50	738	4

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
CST Holding Company	Revolver	0.50%	$940	$5
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00	€2,036	(24)
Deerfield Dakota Holding, LLC	Revolver	0.50	4,273	(43)
Denali Intermediate Holdings, Inc.	Revolver	0.50	1,437	(14)
Diligent Corporation	Delayed Draw	1.00	1,158	(17)
Diligent Corporation	Revolver	0.50	591	(9)
Divisions Holding Corporation	Revolver	0.50	2,400	16
Dwyer Instruments, Inc.	Revolver	0.50	2,593	—
Einstein Parent, Inc.	Revolver	0.50	3,142	(33)
Ellkay, LLC	Revolver	0.50	2,460	(17)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00	1,587	(16)
Embark Intermediate Holdings, LLC	Revolver	0.50	381	(4)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00	£923	(28)
Enverus, Inc.	Delayed Draw	1.00	3,013	(11)
Enverus, Inc.	Revolver	0.50	1,130	(4)
Espresso Bidco Inc.	Delayed Draw	0.50	5,887	(8)
Espresso Bidco Inc.	Revolver	0.50	2,616	(3)
Essential Services Holding Corporation	Delayed Draw	1.00	297	(1)
Essential Services Holding Corporation	Revolver	0.50	112	—
Excel Fitness Holdings, Inc.	Delayed Draw	1.00	2,642	(11)
Excel Fitness Holdings, Inc.	Revolver	0.50	668	(3)
Excelitas Technologies Corp.	Delayed Draw	1.00	565	—
Excelitas Technologies Corp.	Revolver	0.38	2,069	—
Flexera Software LLC	Revolver	0.25	607	(2)
FPG Intermediate Holdco, LLC	Delayed Draw	—	24	0
Fullsteam Operations LLC	Delayed Draw	1.00	2,177	(22)
Fullsteam Operations LLC	Revolver	0.50	726	(7)
Galileo Parent, Inc.	Revolver	0.50	1,732	9
Greenhouse Software, Inc.	Revolver	0.50	2,204	—
GS AcquisitionCo, Inc.	Delayed Draw	0.50	1,127	—
GS AcquisitionCo, Inc.	Delayed Draw	1.00	116	—
GS AcquisitionCo, Inc.	Revolver	0.50	162	—
Gymspa (France)	Delayed Draw	1.80	€554	(8)
Heartland Home Services, Inc.	Revolver	0.50	343	(8)
Hercules Borrower LLC	Revolver	0.38	2,160	1
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50	20,825	(104)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Holding Argon (France)	Delayed Draw	1.00%	€4,094	$(96)
Hoosier Intermediate, LLC	Revolver	0.38	2,401	—
Horizon Avionics Buyer, LLC	Delayed Draw	—	9,222	(46)
Horizon Avionics Buyer, LLC	Revolver	0.50	3,800	(19)
HS Spa Holdings Inc.	Revolver	0.50	1,058	(12)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(7)
Hyphen Solutions, LLC	Revolver	0.50	754	(4)
Icefall Parent, Inc.	Revolver	0.25	992	0
iCIMS, Inc.	Revolver	0.50	1,630	(29)
IEM New Sub 2, LLC	Delayed Draw	—	3,842	(19)
IG Investments Holdings, LLC	Revolver	0.50	350	—
IQN Holding Corp.	Revolver	0.38	342	(1)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	—	10,232	(28)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(10)
Kona Buyer, LLC	Delayed Draw	0.50	20,324	67
Kona Buyer, LLC	Revolver	0.50	902	3
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,844	(25)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(12)
Leo BuyerCo, LLC	Delayed Draw	—	3,429	(34)
Leo BuyerCo, LLC	Revolver	0.50	2,743	(27)
Lifelong Learner Holdings, LLC	Revolver	0.50	17	(2)
Material Holdings, LLC	Delayed Draw	—	1,420	—
Material Holdings, LLC	Revolver	—	192	—
McQueen Bidco PTY LTD. (Australia)	Revolver	0.50	4,111	(21)
Medical Manufacturing Technologies, LLC	Revolver	0.50	3,000	(1)
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	0.50	8,897	(91)
Monarch Buyer, Inc.	Revolver	0.38	4,328	(44)
More Cowbell II, LLC	Delayed Draw	0.50	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,966	(1)
NEFCO Holding Company LLC	Revolver	0.50	3,107	—
NMI AcquisitionCo, Inc.	Revolver	0.50	1,281	(2)
North Haven Fairway Buyer, LLC	Revolver	0.50	1,180	(9)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(42)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
Oak Purchaser, Inc.	Delayed Draw	0.50%	$2,618	$(6)
Oak Purchaser, Inc.	Revolver	0.50	1,621	(4)
OEConnection, LLC	Delayed Draw	0.50	667	(3)
OEConnection, LLC	Revolver	0.50	176	(1)
OEI, Inc.	Delayed Draw	0.50	10,651	(80)
OEI, Inc.	Revolver	0.50	4,260	(32)
Optimizely North America Inc.	Revolver	0.50	1,091	(18)
Orthrus Limited (United Kingdom)	Delayed Draw	0.50	£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19	£1,752	(29)
PDI TA Holdings, Inc	Revolver	0.50	319	(9)
PF Atlantic Holdco 2, LLC	Delayed Draw	1.00	2,137	—
PF Atlantic Holdco 2, LLC	Revolver	0.50	2,759	—
PPV Intermediate Holdings, LLC	Delayed Draw	1.00	7,901	—
PPV Intermediate Holdings, LLC	Revolver	0.50	1,155	(3)
Prophix Software Inc. (Canada)	Delayed Draw	—	680	(1)
Prophix Software Inc. (Canada)	Revolver	0.50	643	(1)
Propio LS, LLC	Revolver	0.50	182	(1)
PROS Parent, Inc.	Revolver	0.38	2,665	(7)
PXO Holdings I Corp.	Revolver	0.50	980	(16)
QBS Parent, Inc.	Delayed Draw	—	8,275	52
QBS Parent, Inc.	Revolver	0.50	3,745	24
Radwell Parent, LLC	Revolver	0.38	2,035	0
Rialto Management Group, LLC	Revolver	0.38	1,506	1
Rotation Buyer, LLC	Delayed Draw	1.00	2,369	(21)
Rotation Buyer, LLC	Revolver	0.50	1,066	(9)
Saguaro Buyer, LLC	Delayed Draw	1.00	1,893	(4)
Saguaro Buyer, LLC	Revolver	0.50	574	(1)
SCHP Purchaser, INC	Revolver	0.50	3,100	(30)
SCP Eye Care HoldCo, LLC	Delayed Draw	1.00	75	—
SCP Eye Care HoldCo, LLC	Revolver	0.50	1,148	—
Seahawk Bidco, LLC	Delayed Draw	1.00	1,320	3
Seahawk Bidco, LLC	Delayed Draw	0.50	21,591	54
Seahawk Bidco, LLC	Revolver	0.50	1,866	5
Secretariat Advisors LLC	Delayed Draw	4.00	2,151	—
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50	1,930	(24)
Smarsh Inc.	Delayed Draw	1.00	1,633	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Smarsh Inc.	Revolver	0.50%		$751	$—
Specialty Pharma III, Inc.	Revolver	0.50		2,000	(10)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(69)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Revolver	0.50		1,242	6
Summit Bidco, Inc. (Canada)	Delayed Draw	0.50	C$	189	(1)
Summit Bidco, Inc. (Canada)	Revolver	0.50	C$	96	(1)
Tank Holding Corp.	Revolver	0.38		1,655	(143)
The Chartis Group, LLC	Delayed Draw	1.00		3,983	40
The Chartis Group, LLC	Revolver	0.50		2,390	24
Total Power Limited (Canada)	Delayed Draw	1.00	C$	1,237	(7)
Total Power Limited (Canada)	Revolver	0.50	C$	1,667	(10)
Tufin Software North America, Inc.	Revolver	0.50		3,738	(15)
Turbo Buyer, Inc.	Revolver	0.50		312	—
U.S. Legal Support, Inc.	Revolver	0.50		775	(3)
UFT Buyer LLC	Delayed Draw	0.50		351	(4)
UFT Buyer LLC	Revolver	0.50		132	(1)
Vensure Employer Services, Inc.	Delayed Draw	0.50		497	(5)
Victors Purchaser, LLC	Delayed Draw	—		1,330	(4)
Victors Purchaser, LLC	Revolver	0.50		2,313	(7)
VRC Companies, LLC	Revolver	0.50		833	—
Whitney Merger Sub, Inc.	Revolver	0.50		4,895	(49)
Wineshipping.com LLC	Delayed Draw	—		1,384	(384)
Wineshipping.com LLC	Revolver	0.50		213	(59)
World 50, Inc.	Revolver	0.50		860	1
YLG Holdings, Inc.	Delayed Draw	1.00		454	1
YLG Holdings, Inc.	Revolver	0.50		503	1
Total unfunded commitments				$431,606	$(2,800)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)
The type of investments as of December 31, 2025 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$2,082,022	$2,061,847	83.7%
Second Lien Debt	97,765	95,130	3.9
Equity Investments	118,608	143,331	5.8
Investment Funds	171,001	163,614	6.6
Total	$2,469,396	$2,463,922	100.0%
The rate type of debt investments as of December 31, 2025 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,207,712	$2,184,878	99.4%
Fixed Rate	12,575	12,599	0.6
Total	$2,220,287	$2,197,477	100.0%
The industry composition of investments as of December 31, 2025 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$42,071	$41,424	1.7%
Auto Aftermarket & Services	56,891	54,627	2.2
Beverage & Food	16,722	12,342	0.5
Business Services	184,925	187,064	7.6
Capital Equipment	106,173	105,607	4.3
Chemicals, Plastics & Rubber	32,918	32,582	1.3
Construction & Building	111,692	107,881	4.4
Consumer Goods: Durable	430	397	0.0
Consumer Goods: Non-Durable	4,501	4,542	0.2
Consumer Services	202,265	198,367	8.1
Containers, Packaging & Glass	55,138	55,518	2.3
Diversified Financial Services	190,675	192,592	7.8
Energy: Electricity	11,838	12,049	0.5
Energy: Oil & Gas	1,101	1,235	0.1
Environmental Industries	57,978	55,954	2.3
Healthcare & Pharmaceuticals	457,916	477,306	19.4
High Tech Industries	160,137	159,078	6.5
Investment Funds	171,001	163,614	6.6
Leisure Products & Services	120,391	121,680	4.9
Media: Advertising, Printing & Publishing	318	241	0.0

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Industry	Amortized Cost	Fair Value	% of Fair Value
Media: Broadcasting & Subscription	$(14)	$(14)	0.0%
Media: Diversified & Production	12,388	13,500	0.5
Retail	20,182	20,299	0.8
Software	293,250	296,004	12.0
Sovereign & Public Finance	6,199	6,146	0.2
Telecommunications	59,286	59,456	2.4
Transportation: Cargo	26,572	17,325	0.7
Transportation: Consumer	22,924	22,923	0.9
Utilities: Oil & Gas	14,836	14,828	0.6
Utilities: Water	8,498	8,886	0.4
Wholesale	20,194	20,469	0.8
Total	$2,469,396	$2,463,922	100.0%
The geographical composition of investments as of December 31, 2025 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$4,486	$4,516	0.2%
Canada	99,713	105,296	4.3
France	26,504	27,782	1.1
Ireland	7,268	7,828	0.3
Italy	25,836	28,094	1.1
Luxembourg	12,488	12,514	0.5
Spain	7,531	7,663	0.3
Sweden	1,168	363	0.0
United Kingdom	96,614	100,150	4.1
United States	2,187,788	2,169,716	88.1
Total	$2,469,396	$2,463,922	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
As of March 31, 2026
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing $449,000 in new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing $410,000 in new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and March 31, 2026. The Class C-R Notes are eliminated in consolidation. Refer to Note 9, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of March 31, 2026, increased from $175,000 each on February 11, 2026. Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
On November 3, 2020, the Company and Cliffwater Corporate Lending Fund (“CCLF”), an investment vehicle managed by Cliffwater LLC, entered into a limited liability company agreement to co-manage Middle Market Credit Fund II, LLC (together with its wholly owned subsidiary Middle Market Credit Fund II SPV, LLC, “Credit Fund II”). Prior to the completion of the Credit Fund II Purchase (as defined below), Credit Fund II was managed by a four-member board of managers, on which the Company and CCLF each had equal representation, and the Company and CCLF held approximately 84.13% and 15.87% economic ownership of Credit Fund II, respectively.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. On March 27, 2025, in connection with the CSL III Merger (as defined below), the Company entered into a preferred stock exchange agreement (the “ Preferred Stock Exchange Agreement”) with CIM, the holder of record of shares of the Preferred Stock. Pursuant to the Preferred Stock Exchange Agreement, CIM surrendered all 2,000,000 outstanding shares of Preferred Stock in exchange for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Preferred Stock divided by the net asset value per share of the Company as of March 25, 2025 (the “Preferred Stock Exchange”). Immediately prior to the Preferred Stock Exchange, the Company paid all accrued and unpaid dividends on the Preferred Stock. Following the Preferred Stock Exchange, the Preferred Stock was cancelled and is no longer outstanding. See Note 11, Net Assets, to these unaudited consolidated financial statements for additional information regarding the Preferred Stock and the Preferred Stock Exchange.
On March 27, 2025, the Company completed its acquisition of Carlyle Secured Lending III (“CSL III”), a Maryland corporation, pursuant to the Agreement and Plan of Merger (as amended the “Merger Agreement”), dated as of August 2, 2024, by and among the Company, CSL III, Blue Fox Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, Merger Sub first merged with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and immediately thereafter, CSL III merged with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “CSL III Merger”). Commencing on the completion of the CSL III Merger, all activity is consolidated in these unaudited consolidated financial statements. Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.

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
On December 23, 2025, the Company and Carlyle Credit Solutions, Inc. (“CARS”), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CARS, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners. Refer to Note 7, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for additional information regarding Structured Credit Partners.
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full year.
Certain prior period disclosures within the Consolidated Statement of Cash flows have been amended to conform to the current period presentation.
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
The Company has in the past and may in the future use forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net change in unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further information.
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in derivative assets, at fair value on the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in derivative liabilities, at fair value on accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net change in unrealized gain (loss) on interest rate swaps within the Consolidated Statements of Cash Flows.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 8, Derivative Instruments, to these unaudited consolidated financial statements) and interest rate swap agreements are included in cash, cash equivalents, and restricted cash on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets on the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities on accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of March 31, 2026 and December 31, 2025, the Company held restricted cash balances of $28,780 and $31,474, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of March 31, 2026 and December 31, 2025, there was no restricted cash denominated in foreign currencies. As of March 31, 2026 and December 31, 2025, the cost of foreign currencies was $2,789 and $3,453, respectively. As of March 31, 2026 and December 31, 2025, the fair value of foreign currencies was $2,779 and $3,467, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of March 31, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $390,789 and $305,090, respectively, which represents approximately 17.2% and 12.4%, respectively, of total investments at fair value. For the three months ended March 31, 2026 and 2025, the Company earned $6,481 and $5,379 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund and Credit Fund II, Structured Credit Partners, and other investments funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three months ended March 31, 2026 and 2025, the Company earned $2,595 and $951, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, the fair value of investments on non-accrual status was $20,617 and $30,541, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025 and for the periods then ended.
Credit Facilities, Senior Notes, and Debt Securitization – Related Costs, Expenses and Deferred Financing Costs
The Credit Facilities, the 2015-1N Debt, and the Senior Notes, each as defined within Note 9, Borrowings, to these unaudited consolidated financial statements, are recorded at carrying value, which approximates fair value. Interest expense and unused commitment fees on the Credit Facilities are recorded on an accrual basis. Unused commitment fees are included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations.
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
Debt issuance costs include capitalized expenses including structuring and arrangement fees related to the offering of the 2015-1N Debt and Senior Notes. Amortization of debt issuance costs for the notes is computed on the effective yield method over the term of the notes. The unamortized balance of such costs is presented as a direct deduction to the carrying amount of the notes in the accompanying Consolidated Statements of Assets and Liabilities. The amortization of such costs is included in interest expense and credit facility fees in the accompanying Consolidated Statements of Operations. Refer to Note 9, Borrowings, to these unaudited consolidated financial statements for additional information regarding the Company’s financing activity.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the three months ended March 31, 2026 was $(178). The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation or appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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

In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three months ended March 31, 2026 and 2025, the Company incurred $441 and $676 in excise tax expense, respectively.
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
In November 2024, the FASB issued ASU 2024-04, which amends ASC 470-20 to clarify the requirements related to accounting for the settlement of a debt instrument as an induced conversion. The amendments are effective for fiscal years and interim periods within fiscal years beginning after December 15, 2025. The Company notes this guidance does not have a material impact on its unaudited consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, which is intended to better align hedge accounting with entities’ risk management activities. The amendments expand and clarify hedge accounting guidance for certain financial and nonfinancial risk components and align the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
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
Securities/instruments that are illiquid or for which the pricing source does not provide a valuation or methodology or provides a valuation or methodology that, in the judgment of the Investment Adviser, does not represent fair value shall each be valued as of the measurement date using all techniques appropriate under the circumstances and for which sufficient data is available. These valuation techniques may vary by investment and include comparable public market valuations, comparable precedent transaction valuations and/or discounted cash flow analyses. The process generally used to determine the applicable value is as follows: (i) the value of each portfolio company or investment is initially reviewed by the investment professionals responsible for such portfolio company or investment and, for non-traded investments, a standardized template designed to approximate fair market value based on observable market inputs, updated credit statistics and unobservable inputs is used to determine a preliminary value, which is also reviewed alongside consensus pricing, where available; (ii) preliminary valuation conclusions are documented and reviewed by a valuation committee comprised of personnel of the Investment Adviser; and (iii) the Investment Adviser engages a third-party valuation firm to provide positive assurance on portions of the Middle Market Senior Loans and equity investments portfolio each quarter (such that each non-traded investment other than Credit Fund and Structured Credit Partners is reviewed by a third-party valuation firm at least once on a rolling twelve month basis) including a review of management’s preliminary valuation and conclusion on fair value.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of March 31, 2026 and audited consolidated financial statements as of December 31, 2025.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of input that is significant to the overall fair value measurement. The Investment Adviser’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment. Investments in Credit Fund and Structured Credit Partners are valued based on the legal form of investment. Investments structured through LLC membership interests may be valued using either the practical expedient (net asset value method) or a discounted cash flow method, as determined appropriate by the Investment Adviser. For those structured through subordinated notes, a discounted cash flow method is used.
Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the three months ended March 31, 2026, there were transfers of 276 out of Level 3 and no transfers into Level 3. For the three months ended March 31, 2025, there were no transfers between levels.

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,899,631	$1,899,631
Second Lien Debt	—	—	78,325	78,325
Equity Investments	276	—	156,091	156,367
Investment Funds	—	—	142,782	142,782
Total Investments	$276	$—	$2,276,829	$2,277,105
Derivative assets(1)	—	—	—	—
Liabilities
Derivative liabilities(1)	—	(5,033)	—	(5,033)
Total				$2,272,072

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,061,847	$2,061,847
Second Lien Debt	—	—	95,130	95,130
Equity Investments	—	—	143,331	143,331
Investment Funds	—	—	163,614	163,614
Total Investments	$—	$—	$2,463,922	$2,463,922
Derivative assets(1)	—	298	—	298
Liabilities
Derivative liabilities(1)	—	(1,436)	—	(1,436)
Total				$2,462,784
(1)As of March 31, 2026 and December 31, 2025, derivative assets and liabilities consisted of interest rate swaps.

The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended March 31, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$2,061,847	$95,130	$143,331	$163,614	$2,463,922
Purchases	198,327	1,065	18,909	19,799	238,100
Sales	(162,853)	(15)	(1,991)	—	(164,859)
Paydowns	(177,088)	(11,702)	—	(40,500)	(229,290)
Accretion of discount	2,271	228	14	—	2,513
Net realized gains (losses)	(9,469)	(310)	297	—	(9,482)
Net change in unrealized appreciation (depreciation)	(13,404)	(6,071)	(4,193)	(131)	(23,799)
Transfers Out of Level 3	—	—	(276)	—	(276)
Balance, end of period	$1,899,631	$78,325	$156,091	$142,782	$2,276,829
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(21,344)	$(5,998)	$(3,441)	$(131)	$(30,914)

	Financial Assets
	Three Months Ended March 31, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	171,923	989	3,598	—	176,510
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - Credit Fund II Purchase	181,645	9,493	63	—	191,201
Sales	(88,285)	(1,137)	(6,415)	(62,500)	(158,337)
Paydowns	(187,006)	(100)	—	—	(187,106)
Accretion of discount	2,749	160	59	—	2,968
Net realized gains (losses)	925	(7,974)	22	—	(7,027)
Net change in unrealized appreciation (depreciation)	(11,681)	7,614	5,010	1,255	2,198
Balance, end of period	$1,873,091	$129,629	$121,515	$121,391	$2,245,626
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(13,947)	$(386)	$4,886	$1,255	$(8,192)
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
Investments in debt securities with sufficient coverage through the enterprise value analysis are generally valued using a discounted cash flow analysis of the underlying security. Projected cash flows in the discounted cash flow typically represent the relevant security’s contractual interest, fees and principal payments plus the assumption of full principal recovery at the security’s expected maturity date. The discount rate to be used is determined using an average of two market-based methodologies. Investments in debt securities may also be valued using consensus pricing on indicative quotes, which includes quotes from pricing services, brokers, or counterparties as well as recent transaction prices.
Investments in equities are generally valued using a market approach and/or an income approach. The market approach utilizes market value (EBITDA) multiples of publicly traded comparable companies and available precedent sales transactions of comparable companies. The income approach typically uses a discounted cash flow analysis of the portfolio company.
Investments in Credit Fund’s mezzanine loan are valued using collateral analysis with the expected recovery rate of principal and interest. Investments in Credit Fund’s subordinated loan and member’s interest are valued using discounted cash flow analysis with the expected discount rate, default rate and recovery rate of principal and interest. The investments in Structured Credit Partners Class A and Class B are valued using consensus pricing on indicative quotes, which includes recent transaction prices.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of March 31, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	March 31, 2026			Low	High
Investments in First Lien Debt	$1,706,571	Discounted Cash Flow	Discount Rate	7.44%	23.66%	9.98%
	114,186	Consensus Pricing	Indicative Quotes	47.50%	99.12%	92.53%
	78,874	Income Approach	Discount Rate	9.86%	13.79%	11.31%
		Market Approach	Comparable Multiple	9.50x	10.92x	10.12x
Total First Lien Debt	1,899,631
Investments in Second Lien Debt	59,498	Discounted Cash Flow	Discount Rate	14.29%	18.57%	17.75%
	12,025	Consensus Pricing	Indicative Quotes	92.50%	92.50%	92.50%
	6,802	Income Approach	Discount Rate	9.98%	13.36%	10.00%
Total Second Lien Debt	78,325
Investments in Equity	59,622	Income Approach	Discount Rate	12.06%	16.41%	13.16%
	10,456	Consensus Pricing	Indicative Quotes	98.25%	98.25%	95.65%
	86,013	Market Approach	Comparable Multiple	3.00x	19.00x	10.26x
Total Equity Investments	156,091
Investments in Investment Funds	122,983	Discounted Cash Flow	Discount Rate	12.50%	12.50%	12.50%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
	19,799	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Total Investments in Investment Funds	142,782
Total Level 3 Investments	$2,276,829

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$1,818,450	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.33%
	159,132	Consensus Pricing	Indicative Quotes	64.38%	100.00%	95.82%
	84,265	Income Approach	Discount Rate	9.96%	14.55%	11.57%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.57x
Total First Lien Debt	2,061,847
Investments in Second Lien Debt	76,571	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.00%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	6,575	Income Approach	Discount Rate	9.96%	13.35%	9.97%
Total Second Lien Debt	95,130
Investments in Equity	56,658	Income Approach	Discount Rate	9.75%	16.16%	12.37%
	86,673	Market Approach	Comparable Multiple	3.00x	21.25x	10.84x
Total Equity Investments	143,331
Investments in Investment Funds
Mezzanine Loan	40,500	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	123,114	Discounted Cash Flow	Discount Rate	11.75%	11.75%	11.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	163,614
Total Level 3 Investments	$2,463,922
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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund are the discount rate, default rate and recovery rate. The significant unobservable inputs used in the fair value measurement of the Company’s investments in the member’s interest of Structured Credit Partners are indicative quotes. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, the Senior Notes, and the 2015-1N Debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$415,319	$415,319	$563,660	$563,660
2030 Notes	300,000	301,709	300,000	299,749
2031 Notes	300,000	303,340	300,000	301,436
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,054	240,000	240,118
2015-1N Aaa/AAA Class A-L Loans	50,000	50,011	50,000	50,025
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	19,971	20,000	20,001
2015-1N AA Class A-2-RR Notes	30,000	29,789	30,000	29,858
2015-1N A Class B-R Notes	40,000	39,700	40,000	39,799
Total	$1,395,319	$1,399,893	$1,543,660	$1,544,646
The carrying values of the secured borrowings generally approximate their respective fair values due to their variable interest rates. Secured borrowings are categorized as Level 3 within the hierarchy.
The carrying values of the Senior Notes approximate their respective fair values due to their inclusion of the effective portion of the fair value of the interest rate swap, as further discussed in Note 8, Derivative Instruments, to these unaudited consolidated financial statements. The Senior Notes are categorized as Level 3 within the hierarchy.
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
Unless terminated earlier, the Investment Advisory Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by the vote of the Board of Directors and by the vote of a majority of the Independent Directors. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved at an in-person meeting the continuance of the Company’s Investment Advisory Agreement with the Adviser for an additional one year term. The Investment Advisory Agreement will automatically terminate in the event of an assignment and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. Subject to the overall supervision of the Board of Directors, the Adviser provides investment advisory services to the Company. For providing these services, the Adviser receives fees from the Company consisting of two components—a base management fee and an incentive fee.
The base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, includes assets acquired through the incurrence of debt (see Note 9, Borrowings, to these unaudited consolidated financial statements), and excludes cash and any temporary investments in cash equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during such the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Below is a summary of the base management fees and incentive fees incurred during the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Base management fees	$8,786	$7,609
Incentive fees	5,348	4,400
Total base management fees and incentive fees	$14,134	$12,009
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three months ended March 31, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of March 31, 2026 and December 31, 2025, $14,124 and $14,360, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
On April 3, 2013, the Investment Adviser entered into a personnel agreement with The Carlyle Group Employee Co., L.L.C. (“Carlyle Employee Co.”), an affiliate of the Investment Adviser, pursuant to which Carlyle Employee Co. provides the Investment Adviser with access to investment professionals.
Administration Agreement
On April 3, 2013, the Company’s Board of Directors approved the Administration Agreement (the “Administration Agreement”) between the Company and the Administrator. Unless terminated earlier, the Administration Agreement will renew automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by a majority vote of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. The Administration Agreement may not be assigned by a party without the consent of the other party and may be terminated by either party without penalty upon at least 60 days’ written notice to the other party. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of the Administration Agreement for a one year period.
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
For the three months ended March 31, 2026 and 2025, the Company incurred $482 and $406, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $1,738 and $1,261, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
Sub-Administration Agreements
On April 3, 2013, the Administrator entered into a sub-administration agreement with Carlyle Employee Co. (the “Carlyle Sub-Administration Agreement”). Pursuant to the Carlyle Sub-Administration Agreement, Carlyle Employee Co. provides the Administrator with access to personnel.

On April 3, 2013, the Administrator entered into a sub-administration agreement with State Street Bank and Trust Company (“State Street” and, such agreement, the “State Street Sub-Administration Agreement” and, together with the Carlyle Sub-Administration Agreement, the “Sub-Administration Agreements”). Unless terminated earlier, the State Street Sub-Administration Agreement renews automatically for successive annual periods, provided that such continuance is specifically approved at least annually by (i) the vote of the Board of Directors or by the vote of a majority of the outstanding voting securities of the Company and (ii) the vote of a majority of the Company’s Independent Directors. On April 29, 2026, the Company’s Board of Directors, including a majority of the Independent Directors, approved the continuance of each Sub-Administration Agreement for a one year period. The State Street Sub-Administration Agreement may be terminated upon at least 60 days’ written notice and without penalty by the vote of a majority of the outstanding securities of the Company, or by the vote of the Board of Directors or by either party to the State Street Sub-Administration Agreement.
For the three months ended March 31, 2026 and 2025, the Company incurred $206 and $182, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $406 and $333, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, and a Compensation Committee. The members of Audit, Nominating and Governance and Compensation committees consist entirely of Independent Directors. In 2024, the Board of Directors established a Special Committee, consisting solely of Independent Directors, to evaluate the terms of the CSL III Merger. The Special Committee is no longer active. The Board of Directors may establish additional committees in the future. For the three months ended March 31, 2026 and 2025, the Company incurred $187 and $148, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended March 31,
	2026	2025
Number of investments sold	9	7
Proceeds from investments	$152,642	$88,850
Realized gain (loss) from investments	$(441)	$763

Prior to the Credit Fund II Purchase in February 2025, the Company engaged in purchase and sale transactions with Credit Fund II. There were no purchase or sale transactions during the period from January 1, 2025 through the Credit Fund II Purchase date. See Note 6, Middle Market Credit Fund II, LLC, to these unaudited consolidated financial statements for further information about Credit Fund II.
Cumulative Convertible Preferred Stock
On May 5, 2020, the Company issued and sold 2,000,000 shares of the cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share.
In connection with the completion of the CSL III Merger, on March 27, 2025, and in a transaction exempt from registration under the Securities Act, CIM exchanged all 2,000,000 outstanding shares of the Company’s Preferred Stock for 3,004,808 shares of the Company’s common stock based on the aggregate $50,000 liquidation preference of the Preferred Stock and the Company’s net asset value per share as of March 25, 2025, equal to $16.64. All accrued and unpaid dividends on the Preferred Stock were paid in cash immediately prior to the exchange. The Preferred Stock was cancelled upon exchange, and CIM now holds only the Company’s common stock. See Note 11, Net Assets, to these unaudited consolidated financial statements for further information about the Preferred Stock and Preferred Stock Exchange. For the period from January 1, 2025 to the Preferred Stock Exchange on March 27, 2025, the Company declared and paid dividends on the Preferred Stock of $826.
Transactions with Carlyle
On October 18, 2024, the Company paid an affiliate of Carlyle a fee for underwriting services rendered in connection with the issuance of the 2030 Notes, as defined in Note 9, Borrowings, to these unaudited consolidated financial statements, in the amount of 1.00% of the $9.0 million in aggregate principal of the notes underwritten by the affiliate. See Note 9, Borrowings, to these unaudited consolidated financial statements for further information about the 2028 Notes and the 2030 Notes.
CSL III Merger
Effective March 27, 2025, $1,413 of incentive fees were assumed by the Company upon completion of the merger. These incentive fees were accrued by CSL III prior to the completion of the CSL III Merger and were payable to CSL III Advisor under the investment advisory agreement between CSL III and CSL III Advisor. The incentive fees were paid subsequent to March 27, 2025. The investment advisory agreement between CSL III and CSL III Advisor was terminated upon completion of the CSL III Merger.
Effective March 27, 2025, $1,998 of reimbursable expenses were assumed by the Company upon completion of the merger. These reimbursable expenses were outstanding and payable by CSL III Advisor to CSL III under the expense support and conditional reimbursement agreement (the “CSL III Reimbursement Agreement”) and had been incurred prior to the completion of the CSL III Merger. These reimbursable expenses were subsequently received after March 27, 2025. The CSL III Reimbursement Agreement was terminated upon the completion of the CSL III Merger.
In connection with the completion of the CSL III Merger, the Investment Adviser and CSL III Advisor paid $5,000 in merger-related expenses on behalf of the Company and CSL III. All merger-related expenses incurred above $5,000 were borne by the Company and CSL III in accordance with the Merger Agreement.
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended on February 11, 2026 to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of March 31, 2026, increased from $175,000 each on February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through March 31, 2026 and December 31, 2025, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,034,469 and $970,522, respectively)	$1,020,183	$957,830
Cash, cash equivalents and restricted cash(1)	64,069	90,283
Other assets	12,192	17,302
Total assets	$1,096,444	$1,065,415
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$728,224	$589,000
Mezzanine loans(2)	—	40,500
Other liabilities	168,468	229,032
Subordinated loans and members’ equity(3)	199,752	206,883
Total liabilities and members’ equity	$1,096,444	$1,065,415
(1)As of March 31, 2026 and December 31, 2025, $61,931 and $88,417, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2025, the fair value of the Company’s ownership interest in the mezzanine loan was $40,500. There was no ownership interest in the mezzanine loans as of March 31, 2026.
(3)As of March 31, 2026 and December 31, 2025, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $122,983 and $123,114, respectively.

	Three Months Ended March 31,
	2026	2025
Selected Consolidated Statements of Operations Information:	(unaudited)
Total investment income	$19,629	$14,230
Expenses
Interest expense and credit facility fees	9,383	6,162
Other expenses	599	377
Total expenses	9,982	6,539
Net investment income (loss)	9,647	7,691
Net realized gain (loss) on investments	(5,162)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency	(1,616)	(2,956)
Net increase (decrease) resulting from operations	$2,869	$4,735

Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Senior secured loans(1)	$1,039,554	$978,828
Number of portfolio companies in Credit Fund	60	55
Average amount per portfolio company(1)	$17,326	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$1,739	$6,297
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$37,111	$36,618
Percentage of portfolio with PIK provisions(3)	3.6%	3.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of March 31, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.7% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(b)	(2)	Transportation: Consumer	SOFR	5.25%	8.95%	10/3/2032	$24,938	$24,604	$22,787
AGS Health BCP LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	7/31/2032	9,152	9,129	9,115
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.70%	10/31/2030	22,409	22,281	22,272
Alpine Acquisition Corp II	(a)	(2)(3)(9)	Transportation: Cargo	SOFR	4.75%	8.43%	1/31/2031	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.67%	1/31/2031	841	841	841
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.92%	1/31/2031	1,079	1,079	1,079
AP Plastics Acquisition Holdings, LLC	(b)	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.42%	8/10/2030	19,800	19,665	19,781
Apex Companies Holdings, LLC	(b)	(2)(3)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2028	20,423	20,382	20,294
API Technologies Corp.	(b)	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.70%	5/9/2027	16,903	16,254	15,821
API Technologies Corp.	(b)	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.70%	5/9/2027	1,493	1,276	1,510
Atlas US Finco, Inc.	(b)	(2)(3)	High Tech Industries	SOFR	4.75%	8.42%	12/12/2029	21,403	21,313	21,467
BMS Holdings III Corp.	(b)	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.20%	9/30/2026	10,764	10,752	10,042
Businessolver.com, Inc.	(b)	(2)(3)	Business Services	SOFR	4.50%	8.20%	12/3/2032	18,867	18,776	18,570
Cliffwater LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.43%	4/22/2032	24,874	24,853	24,680
Cority Software Inc. (Canada)	(b)	(2)(3)	Software	SOFR	4.50%	8.17%	10/31/2032	34,617	34,202	34,205
CST Holding Company	(b)	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.67%	11/1/2028	9,645	9,645	9,644
Deerfield Dakota Holding, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.45%	9/12/2032	20,217	19,973	19,780
Denali Intermediate Holdings, Inc.	(b)	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.18%	8/26/2032	14,336	14,200	14,216
Divisions Holding Corporation	(b)	(2)(3)	Business Services	SOFR	4.50%	8.20%	4/17/2032	27,462	27,225	27,448
Dwyer Instruments, Inc.	(b)	(2)(3)	Capital Equipment	SOFR	4.75%	8.45%	7/21/2029	16,324	16,205	16,324
Eliassen Group, LLC	(b)	(2)(3)	Business Services	SOFR	5.75%	9.45%	4/14/2028	18,744	18,646	18,203
Enverus, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.20%	12/18/2032	11,115	11,075	11,004
Finastra USA, Inc.	(b)	(2)	High Tech Industries	SOFR	4.00%	7.67%	9/17/2032	25,000	24,765	23,438
GI DI Emerald Intermediate Limited	(b)	(2)(3)	Business Services	EURIBOR	4.75%	6.73%	2/12/2033	€5,440	6,203	6,225
GI DI Emerald Intermediate Limited	(b)	(2)(3)	Business Services	SOFR	4.75%	8.39%	2/12/2033	8,826	8,737	8,737
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.45%	12/15/2026	7,005	6,988	6,863
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	6.00%	9.70%	12/15/2026	23,454	23,438	23,011
Heartland Home Services, Inc.	(a)	(2)(3)(6)(9)	Consumer Services	SOFR	6.75%	10.45%	12/15/2026	700	700	685
Higginbotham Insurance Agency, Inc.	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.17%	6/11/2031	8,777	8,777	8,738
Horizon Avionics Buyer, LLC	(b)	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.45%	3/28/2032	22,133	22,025	22,048
Hyphen Solutions, LLC	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.17%	8/6/2032	6,765	6,733	6,662
IEM New Sub 2, LLC	(b)	(2)(3)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2031	19,756	19,660	19,676

Consolidated Schedule of Investments as of March 31, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Iron Infinity Buyer Sub, Inc.	(b)	(2)(3)	Utilities: Oil & Gas	SOFR	4.75%	8.45%	10/16/2032	$20,000	$19,952	$19,743
KBP Investments, LLC	(b)	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.20%	5/25/2027	36,033	35,980	34,656
Kona Buyer, LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.18%	7/23/2031	10,768	10,654	10,654
LDS Intermediate Holdings, L.L.C.	(b)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.67%	2/7/2032	25,454	25,283	25,220
McQueen Bidco PTY LTD. (Australia)	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.20%	11/28/2032	24,480	24,359	24,453
Monarch Buyer, Inc.	(b)	(2)(3)	Business Services	SOFR	4.50%	8.17%	6/2/2032	19,900	19,706	19,700
More Cowbell II, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	7.98%	9/1/2030	21,304	21,304	21,304
NFO Orange Buyer, LLC	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.50%	8.20%	1/13/2033	15,009	14,936	14,934
North Haven Fairway Buyer, LLC	(b)	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.68%	5/17/2028	24,148	24,015	23,994
OEI, Inc.	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.50%	8.21%	12/29/2032	21,154	20,999	20,997
Output Services Group, Inc.	(b)	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.41%	11/30/2028	4,160	3,034	3,705
PROS Parent, Inc.	(b)	(2)(3)	Transportation: Consumer	SOFR	4.75%	8.42%	12/9/2032	12,500	12,472	12,470
Pushpay USA Inc.	(b)	(2)	Diversified Financial Services	SOFR	3.75%	7.45%	8/18/2031	23,424	23,446	23,307
QBS Parent, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.20%	6/3/2032	26,677	26,591	26,438
Radwell Parent, LLC	(b)	(2)(3)	Wholesale	SOFR	5.50%	9.20%	4/1/2029	13,500	13,442	13,436
Ranpak B.V. (Netherlands)	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.17%	12/19/2031	7,707	7,633	7,655
Ranpak Corp.	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.17%	12/19/2031	12,043	11,927	11,961
Rialto Management Group, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.42%	12/5/2030	15,289	15,260	15,259
Rotation Buyer, LLC	(b)	(2)(3)	Capital Equipment	SOFR	4.75%	8.45%	12/27/2031	8,701	8,647	8,560
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.17%	10/24/2032	18,601	18,426	18,443
Seahawk Bidco, LLC	(a)(b)	(2)(3)(9)	Consumer Services	SOFR	4.75%	8.43%	12/19/2031	12,836	12,742	12,733
Secretariat Advisors LLC	(b)	(2)	Construction & Building	SOFR	4.00%	7.70%	3/1/2032	17,671	17,593	17,318
Sigma Irish Acquico Limited (Ireland)	(b)	(2)	Diversified Financial Services	SOFR	5.25%	8.88%	3/19/2032	10,222	10,042	10,043
Solarwinds Corporation	(b)	(2)	Software	SOFR	4.00%	7.67%	3/15/2032	2,880	2,757	2,433
Spotless Brands, LLC	(b)	(2)(3)	Consumer Services	SOFR	5.50%	9.17%	7/25/2028	10,728	10,654	10,749
Striper Buyer, LLC	(b)	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.17%	12/30/2026	14,213	14,191	12,659
Tank Holding Corp.	(b)	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.42%	3/31/2028	19,298	19,067	17,163
The Chartis Group, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2031	15,420	15,312	15,574
Trintech, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	4.75%	8.42%	1/29/2033	9,677	9,417	9,416
U.S. TelePacific Holdings Corp.	(a)	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.68%	5/2/2026	4,386	2,817	1,739
Victors Purchaser, LLC	(b)	(2)(3)	High Tech Industries	SOFR	4.50%	8.20%	12/23/2032	16,975	16,934	16,950
VRC Companies, LLC	(b)	(2)(3)(6)	Business Services	SOFR	5.25%	8.92%	6/29/2027	22,959	22,872	22,858
Whitney Merger Sub, Inc.	(b)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.45%	7/3/2032	9,975	9,880	9,782
Yellowstone Buyer Acquisition, LLC	(b)	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.42%	9/13/2027	38,200	37,976	35,276
First Lien Debt Total									$1,030,722	$1,016,748

Consolidated Schedule of Investments as of March 31, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Equity Investments (0.3% of fair value)
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	$2,688	$2,327
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	—	—
EvolveIP, LLC	(a)	(8)	Telecommunications					311	1,059	1,108
Output Services Group, Inc.	(a)	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$3,747	$3,435
Total Investments									$1,034,469	$1,020,183
(a) Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the "Credit Fund Facility"). On February 25, 2026, Credit Fund also entered into a revolving credit facility (the "Credit Fund Subscription Facility"), pursuant to which the lenders have a first priority lien on the unfunded capital commitments, the collateral accounts and other related assets. Accordingly, such assets are not available to creditors of Credit Fund Sub.
(b) Denotes that all or a portion of the assets are owned by Credit Fund Sub. Credit Fund Sub has entered into a revolving credit facility (the “Credit Fund Sub 2025 Facility”). The lenders of the Credit Fund Sub 2025 Facility have a first lien security interest in substantially all of the assets of Credit Fund Sub. Accordingly, such assets are not available to creditors of Credit Fund.
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of March 31, 2026, the geographical composition of investments as a percentage of fair value was 2.4% in Australia, 1.0% in Ireland, 2.2% in Luxembourg, 0.8% in the Netherlands, 3.4% in Canada, 1.5% in United Kingdom and 88.7% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of March 31, 2026. As of March 31, 2026, the reference rates for Credit Fund’s variable rate loans were the 30-day EURIBOR at 1.89%, the 90-day EURIBOR at 2.08%, the 180-day EURIBOR at 2.48%, 30-day SOFR at 3.69%, the 90-day SOFR at 3.65% and the 180-day SOFR at 3.57%.
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
(7)Represents an investment on non-accrual status as of March 31, 2026.
(8)Represents a non-income producing security as of March 31, 2026.
(9)As of March 31, 2026, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value on the accompanying Selected Consolidated Balance Sheet Information:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00%	$2,535	$(14)
Alpine Acquisition Corp II	Delayed Draw	0.50	81	0
Alpine Acquisition Corp II	Revolver	0.50	324	0
Heartland Home Services, Inc.	Revolver	0.50	94	(2)
Kona Buyer, LLC	Delayed Draw	0.50	8,598	(49)
Kona Buyer, LLC	Revolver	0.50	860	(5)
NFO Orange Buyer, LLC	Delayed Draw	—	3,216	(13)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	754	(4)
OEI, Inc.	Revolver	0.38	3,846	(24)
Seahawk Bidco, LLC	Delayed Draw	1.00	11,219	(47)

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Seahawk Bidco, LLC	Revolver	0.50%	$944	$(4)
Trintech, Inc.	Delayed Draw	0.75	1,613	(34)
Trintech, Inc.	Revolver	0.50	1,210	(25)
Total unfunded commitments			$35,294	$(221)

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	+	(2)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2032	$25,000	$24,658	$24,781
AGS Health BCP LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2032	9,152	9,129	9,185
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	9.65%	11/30/2029	10,134	9,738	4,652
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	8/10/2030	19,850	19,715	19,828
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2028	20,471	20,425	20,337
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	16,653	15,865	15,187
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	1,471	1,204	1,471
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	8.92%	4/8/2031	15,581	15,446	15,454
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.61%	12/12/2029	21,457	21,361	21,473
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.17%	9/30/2026	10,792	10,774	10,087
Businessolver.com, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	12/3/2032	18,867	18,774	18,773
Cliffwater LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2032	24,937	24,915	24,919
CST Holding Company	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2028	9,670	9,670	9,718
Deerfield Dakota Holding, LLC	+	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2032	20,168	19,970	19,960
Denali Intermediate Holdings, Inc.	+	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2032	14,372	14,232	14,231
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	4/17/2032	27,531	27,286	27,715
Dwyer Instruments, Inc.	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2029	16,366	16,238	16,366
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2028	18,793	18,683	18,313
Enverus, Inc.	^+	(2)(3)(9)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2032	11,115	11,068	11,068
Finastra USA, Inc.	+	(2)	High Tech Industries	SOFR	4.00%	7.72%	9/17/2032	25,000	24,758	24,438
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.42%	12/15/2026	7,023	7,001	6,850
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	9.67%	12/15/2026	23,859	23,838	23,306
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.22%	6/11/2031	8,799	8,799	8,755
Horizon Avionics Buyer, LLC	+	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.42%	3/28/2032	22,133	22,023	22,023
Hyphen Solutions, LLC	+	(2)(3)	Construction & Building	SOFR	4.50%	8.22%	8/6/2032	6,782	6,749	6,746
IEM New Sub 2, LLC	+	(2)(3)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2031	19,807	19,708	19,708
Iron Infinity Buyer Sub, Inc.	+	(2)(3)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2032	20,000	19,950	19,945
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.19%	5/25/2027	36,917	36,853	35,311

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2032	$25,518	$25,342	$25,436
McQueen Bidco PTY LTD. (Australia)	+	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/28/2032	24,480	24,358	24,358
Monarch Buyer, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.32%	6/2/2032	19,950	19,751	19,745
More Cowbell II, LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.24%	9/1/2030	21,357	21,357	21,351
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.00%	8.97%	8/5/2028	19,717	19,582	19,717
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.77%	5/17/2028	22,627	22,497	22,439
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.41%	11/30/2028	4,160	2,960	3,755
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2027	14,929	14,832	14,929
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	3.75%	7.62%	8/18/2031	23,483	23,505	23,568
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.17%	6/3/2032	26,744	26,656	26,913
Radwell Parent, LLC	+	(2)(3)	Wholesale	SOFR	5.50%	9.17%	4/1/2029	13,535	13,472	13,535
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	7,727	7,650	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	12,073	11,953	12,073
Rialto Management Group, LLC	+	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2030	15,289	15,259	15,298
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2031	8,723	8,667	8,647
SCHP Purchaser, INC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2032	18,601	18,423	18,420
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	7.67%	3/1/2032	17,716	17,635	17,716
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2032	10,222	10,036	10,094
Solarwinds Corporation	+	(2)	Software	SOFR	4.00%	7.70%	3/15/2032	2,887	2,761	2,880
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	7/25/2028	10,756	10,674	10,808
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.22%	12/30/2026	14,250	14,221	12,812
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2028	19,348	19,091	17,680
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2031	15,459	15,347	15,613
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	6/1/2026	33,997	33,997	33,997
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.65%	5/2/2026	4,286	2,817	1,645
Victors Purchaser, LLC	+	(2)(3)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2032	16,975	16,933	16,925
VRC Companies, LLC	+	(2)(3)(6)	Business Services	SOFR	5.25%	9.09%	6/29/2027	23,019	22,916	23,012
Whitney Merger Sub, Inc.	+	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2032	10,000	9,902	9,901
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2027	38,300	38,039	35,120
First Lien Debt Total									$969,463	$956,714
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	1,116
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$1,116
Total Investments									$970,522	$957,830

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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of December 31, 2025, the geographical composition of investments as a percentage of fair value was 2.5% in Australia, 1.1% in Ireland, 2.6% in Luxembourg, 0.8% in the Netherlands and 93.0% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of December 31, 2025. As of December 31, 2025, the reference rates for Credit Fund's variable rate loans were the 30-day SOFR at 3.69%, the 90-day SOFR at 3.65% and the 180-day SOFR at 3.57%.
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
(9)As of December 31, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value on the accompanying Selected Consolidated Balance Sheet Information:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Enverus, Inc.	Delayed Draw	1.00%	$1,608	$(6)
Heartland Home Services, Inc.	Revolver	0.50	428	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	2,316	(17)
Turbo Buyer, Inc.	Revolver	0.50	233	0
Total unfunded commitments			$4,585	$(33)

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of March 31, 2026 and December 31, 2025, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of each facility and their borrowing and repayment activity for the respective periods.
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which has been amended from time to time, most recently on February 24, 2026, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000, subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR plus an applicable spread of 6.50% (5.50% prior to the February 24, 2026 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2028, (May 21, 2025 prior to the March 18, 2025 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$40,500	$—
Borrowings	—	—
Repayments	(40,500)	—
Outstanding borrowings, end of period	$—	$—
Credit Fund Sub 2016 Facility. On June 24, 2016, Credit Fund Sub entered into a revolving credit facility (the “Credit Fund Sub 2016 Facility”), which had been amended from time to time, most recently on November 4, 2024. The Credit Fund Sub 2016 Facility provided up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub 2016 Facility). The aggregate maximum credit commitment could have been increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub 2016 Facility, including adequate collateral to support such borrowings. The Credit Fund Sub 2016 Facility had a revolving period through May 23, 2025 and a maturity date of May 23, 2026, which could have been extended by mutual agreement of the parties to the Credit Fund Sub 2016 Facility. Borrowings under the Credit Fund Sub 2016 Facility bore interest initially at the applicable commercial paper rate (if the lender was a conduit lender) or SOFR plus 2.30% (2.70% prior to the November 4, 2024). The Credit Fund Sub was also required to pay an unused commitment fee of between 0.00% to 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub 2016 Facility. Payments under the Credit Fund Sub 2016 Facility were made quarterly. Subject to certain exceptions, the Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub. The outstanding borrowings on the Credit Fund Sub 2016 Facility were repaid in full on March 20, 2025.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$—	$189,221
Borrowings	—	29,000
Repayments	—	(218,221)
Outstanding borrowings, end of period	$—	$—
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility. On October 28, 2025, the Company increased the total commitments under the Credit Sub 2025 Facility by $200,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $800,000 ($600,000 prior to the October 28, 2025 amendment). The aggregate commitment may be increased up to an amount not to exceed $800,000, subject to certain conditions as set forth in the Credit Fund Sub 2025 Facility. The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at either a SOFR or Eurocurrency rate, with an applicable margin of 1.60%. In addition, Credit Fund Sub is required to pay an unused commitment fee of 0.50% depending on the usage of the Credit Fund Sub 2025 Facility. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub. On May 6, 2026, Credit Fund Sub entered into an amendment to the Credit Fund Sub 2025 Facility. As a result of this amendment, total commitments increased from $800,000 to $1,200,000 and applicable margin rate increased from 1.60% to 1.70%.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$589,000	$—
Borrowings	133,500	430,000
Repayments	(70,000)	—
Outstanding borrowings, end of period	$652,500	$430,000
Credit Fund Subscription Facility. On February 25, 2026, Credit Fund entered into a revolving credit facility (the “Credit Fund Subscription Facility”). The Credit Fund Subscription Facility provides for revolving borrowings and the issuance of letters of credit in an aggregate amount of up to $200,000, with an accordion feature allowing for increases up to $250,000, subject to certain conditions. Borrowings under the Credit Fund Subscription Facility bear interest at rates equal to SOFR plus 1.80%. The Credit Fund Subscription Facility also requires the payment of an unused commitment fee of 0.25% on undrawn amounts. The availability period extends through the maturity date of February 25, 2028, which may be extended once for up to 364 days at the election of Credit Fund, subject to certain conditions. The obligations under the Credit Fund Subscription Facility are secured by a first priority lien on the unfunded capital commitments of Credit Fund’s investors, the right to call capital from Credit Fund’s investors, the collateral accounts and other related assets.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$—	$—
Borrowings	75,724	—
Repayments	—	—
Outstanding borrowings, end of period	$75,724	$—
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
7. STRUCTURED CREDIT PARTNERS JV, LLC
Overview
On December 23, 2025, the Company and CARS, an affiliated BDC of the Company, together with Sixth Street (collectively the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Structured Credit Partners primarily invests in broadly syndicated loans and is co-managed by Carlyle and Sixth Street. The broadly syndicated loans are financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
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
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$19,798	$15,000	$—
Carlyle Credit Solutions, Inc.	1	1	15,000	2,200	135,000	—
Sixth Street	2	2	150,000	21,998	150,000	—
Total	$4	$4	$300,000	$43,996	$300,000	$—

As of March 31, 2026, Structured Credit Partners had three wholly owned subsidiaries. Carlyle US CLO 2026-A, Ltd., a Cayman Islands Corporation, was formed on December 23, 2025, Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, was formed on January 2, 2026 and Sixth Street SCP Warehouse 2, Ltd., a Cayman Islands Corporation, was formed on January 14, 2026. Each subsidiary primarily invests in broadly syndicated loans. As the subsidiaries are wholly owned subsidiaries, they are consolidated in Structured Credit Partners’ unaudited consolidated financial statements commencing from the date of their respective formation.
Below is certain summarized consolidated financial information for Structured Credit Partners as of March 31, 2026.

As of
March 31, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,033,006)	$1,028,239
Cash and cash equivalents(1)	12,389
Other assets	4,042
Total assets	$1,044,670
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$320,581
Dividend Payable	670
Accrued expenses and other liabilities	684,707
Total Members’ Equity(2)	38,712
Total liabilities and members’ equity	$1,044,670
(1)As of March 31, 2026, none of Structured Credit Partners’ cash and cash equivalents was restricted.
(2)As of March 31, 2026, the fair value of the Company's ownership interest in the members' equity was $19,799.

Three Months Ended March 31,
2026
Selected Consolidated Statements of Operations Information:	(unaudited)
Total investment income	$1,450
Expenses
Interest expense and credit facility fees	531
Other expenses	800
Total expenses	1,331
Net investment income (loss)	119
Net realized gain (loss) on investments	30
Net change in unrealized appreciation (depreciation) on investments	(4,767)
Net increase (decrease) resulting from operations	$(4,618)
Below is a summary of Structured Credit Partners’ portfolio as of March 31, 2026:

As of
March 31, 2026
Senior secured loans(1)	$1,044,693
Number of portfolio companies in Structured Credit Partners	334
Average amount per portfolio company(1)	$3,128
Floating rate loans(2)	100.0%
(1)At par/principal amount.
(2)Percent of total investments at fair value

The industry and geography composition of investments as of March 31, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$40,712	$40,659	3.9%
Auto Aftermarket & Services	30,623	30,497	3.0
Beverage & Food	32,615	32,606	3.2
Business Services	130,746	130,199	12.6
Capital Equipment	59,961	59,813	5.8
Chemicals, Plastics & Rubber	21,009	20,809	2.0
Construction & Building	41,280	40,894	4.0
Consumer Goods: Durable	16,495	16,416	1.6
Consumer Goods: Non-durable	13,240	13,156	1.3
Consumer Services	84,546	84,303	8.2
Containers, Packaging & Glass	30,493	30,035	2.9
Diversified Financial Services	121,301	120,611	11.7
Energy: Electricity	5,451	5,436	0.5
Energy: Oil & Gas	15,418	15,414	1.5
Environmental Industries	8,720	8,742	0.9
Forest Products & Paper	5,386	5,130	0.5
Healthcare & Pharmaceuticals	60,156	60,096	5.8
High Tech Industries	72,970	72,589	7.1
Leisure Products & Services	66,587	66,372	6.5
Media: Advertising, Printing & Publishing	12,110	12,118	1.2
Media: Broadcasting & Subscription	2,723	2,717	0.3
Media: Diversified & Production	21,050	21,072	2.0
Metals & Mining	3,981	3,975	0.4
Retail	22,661	22,493	2.2
Telecommunications	10,481	10,454	1.0
Transportation: Cargo	5,198	5,184	0.5
Transportation: Consumer	19,309	19,194	1.9
Utilities: Electric	3,187	3,202	0.3
Utilities: Oil & Gas	1,954	1,948	0.2
Wholesale	72,643	72,105	7.0
Total	$1,033,006	$1,028,239	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,855	$1,849	0.2%
Bermuda	1,359	1,386	0.1
Canada	11,106	11,021	1.1
Denmark	589	587	0.1
Germany	15,050	15,048	1.4
Hong Kong	3,210	3,174	0.3
Luxembourg	19,525	19,446	1.9
Netherlands	13,418	13,314	1.3
United Kingdom	15,189	15,126	1.5
United States	951,705	947,288	92.1
Total	$1,033,006	$1,028,239	100.0%

Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities, as listed below. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.05%. As of March 31, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-A, Ltd.	Carlyle US CLO 2026-B, Ltd.	Sixth Street SCP Warehouse 2, Ltd.	Total
Three Months Ended March 31, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	200,341	565	119,675	320,581
Repayments	—	—	—	—
Outstanding borrowings, end of period	$200,341	$565	$119,675	$320,581
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
On March 27, 2025, in connection with the CSL III Merger, the Company assumed the forward currency contracts held by CSL III under its ISDA Master Agreement with each of its derivative counterparties, Barclays and Macquarie Bank Limited (“Macquarie” and together with Barclays, the “Counterparties” and each a “Counterparty). All the forward currency contracts assumed from the CSL III Merger were closed on March 31, 2025. Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.
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

Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivatives instruments and Note 9, Borrowings, to these unaudited consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details our interest rate swap contracts outstanding as of March 31, 2026 and December 31, 2025.

As of March 31, 2026
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(1,693)	Derivative liabilities, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(3,340)	Derivative liabilities, at fair value

As of December 31, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$298	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(1,436)	Derivative liabilities, at fair value
As a result of the Company’s designation of an interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the three months ended March 31, 2026 and 2025, the net increase (decrease) recorded in interest expense and credit facility fees was $342, and $(154), respectively.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 and December 31, 2025:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
March 31, 2026	JP Morgan Chase Bank N.A.	$—	$—	$—	$—	$—
December 31, 2025	JP Morgan Chase Bank N.A.	298	(298)	—	—	—

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
March 31, 2026	JP Morgan Chase Bank N.A.	$5,033	$—	$—	$(5,033)	$—
December 31, 2025	JP Morgan Chase Bank N.A.	1,436	(298)	—	(1,138)	—
9. BORROWINGS
The Company is a party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of March 31, 2026 and December 31, 2025, asset coverage was 180.0% and 175.6%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facility.

The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of March 31, 2026 and December 31, 2025.

	As of
	March 31, 2026	December 31, 2025
Credit Facility	$415,319	$563,660
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,395,319	1,543,660
Less: unamortized debt issuance costs	(10,716)	(11,266)
Effective interest rate swap hedge	(5,048)	(1,184)
Total carrying value	$1,379,555	$1,531,210
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The total commitments under the Credit Facility are $960,000 ($935,000 prior to the July 10, 2025 increase), subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on unused amounts under the Credit Facility and, in respect of each unused letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
The availability period under the Credit Facility will terminate on March 12, 2029 (August 31, 2027 prior to the March 12, 2025 amendment). The maturity date for $825,000 of the $960,000 of commitments is March 12, 2030. On May 25, 2026, the availability period of the remaining $135,000 of commitments will terminate. For a one year period commencing at the end of each respective availability period, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and Credit Fund II. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Below is a summary of the borrowings and repayments under the Credit Facility for the three months ended March 31, 2026 and 2025, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended March 31,
	2026	2025
Outstanding borrowings, beginning of period	$563,660	$213,439
Borrowings	154,651	288,932
Repayments	(299,000)	(215,500)
Foreign currency translation	(3,992)	1,298
Outstanding borrowings, end of period	$415,319	$288,169
The Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
March 31, 2026	$960,000	$415,319	$544,681	$544,632
December 31, 2025	$960,000	$563,660	$396,340	$396,340
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$5,368	$4,494
Facility unused commitment fee	501	543
Amortization of deferred financing costs and debt issuance costs	283	221
Total interest expense and credit facility fees	$6,152	$5,258
Cash paid for interest expense and credit facility fees	$6,355	$4,544
Weighted average debt principal outstanding	$425,994	$292,057
Weighted average interest rate(1)	5.04%	6.15%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
    As of March 31, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	March 31, 2026	December 31, 2025
Interest expense payable	$503	$877
Unused commitment fees payable	444	558
Interest and credit facility fees payable	$947	$1,435
Weighted average interest rate	4.98%	5.28%
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
Below is a summary of the borrowings and repayments under the CSL III SPV Credit Facility for the period from March 27, 2025 through March 31, 2025, and the outstanding balance under the CSL III SPV Credit Facility for the period.

For the period from March 27, 2025 through March 31, 2025
Outstanding borrowings, beginning of period	$—
CSL III Merger	206,000
Borrowings	—
Repayments	—
Outstanding borrowings, end of period	$206,000
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
The following table details the Company’s Senior Notes as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(8,737)	(9,240)
Effective interest rate swap hedge	(5,048)	(1,184)
Total carrying value	$586,215	$589,576
For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense(1)	$9,704	$6,658
Amortization of deferred financing costs and debt issuance costs	503	453
Total interest expense and credit facility fees	$10,207	$7,111
Cash paid for interest expense and credit facility fees	$18,781	$8,359
Weighted average debt principal outstanding	$600,000	$385,000
Weighted average interest rate(1)(2)	6.47%	6.92%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.

As of March 31, 2026 and December 31, 2025, $4,537 and $12,847, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of March 31, 2026 and December 31, 2025, the weighted average interest rates were 6.44% and 6.84%, respectively, inclusive of the effect of the interest rate swaps.
The 2030 Notes Indenture and 2031 Notes Indenture each contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture and 2031 Notes Indenture. None of the 2030 Notes Indenture or the 2031 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of March 31, 2026 and December 31, 2025, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, thereby increasing the 2015-1 Issuer Preferred Interest held by the Company to $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of March 31, 2026, the Company retained the $30,000 Class C-R Notes, which are eliminated in consolidation.

The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of March 31, 2026 and December 31, 2025:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,979)	(2,026)
Total Carrying Value				$378,021	$377,974
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three months ended March 31, 2026 and 2025. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of March 31, 2026, the Company was in compliance with its undertaking.
As of March 31, 2026, the 2015-1N Debt was secured by 66 investments with a total fair value of approximately $471,155, including $1,396 of net purchases that were unsettled as of March 31, 2026, and cash of $23,190. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the three months ended March 31, 2026 and 2025, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended March 31,
	2026	2025
Interest expense	$5,364	$5,980
Amortization of deferred financing costs and debt issuance costs	47	47
Total interest expense and credit facility fees	$5,411	$6,027
Cash paid for interest expense and credit facility fees	$5,674	$8,832
Weighted average debt principal outstanding	$380,000	$380,000
Weighted average interest rate(1)	5.65%	6.34%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of March 31, 2026 and December 31, 2025, $4,501 and $4,810, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of March 31, 2026 and December 31, 2025, the weighted average interest rates were 5.61% and 5.84%, respectively, based on benchmark rates.
10. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of March 31, 2026 and December 31, 2025:

	As of
Payment Due by Period	March 31, 2026	December 31, 2025
Less than one year	$—	$—
1-3 years	54,592	75,327
3-5 years	960,727	788,333
More than 5 years	380,000	680,000
Total	$1,395,319	$1,543,660
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of March 31, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$229,347	$256,926
Unfunded revolving loan commitments	165,829	174,680
Total unfunded commitments	$395,176	$431,606
11. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 70,270,936 and 71,807,190 shares were issued and outstanding as of March 31, 2026 and December 31, 2025, respectively.

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
Under the terms of the Lock-Up Agreement, the restricted period commenced on March 27, 2025 and (i) ended on March 22, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange, (ii) will end on September 18, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange and (iii) will end on March 17, 2027 for one-third of the shares of Company’s common stock issued to CIM as a result of the Preferred Stock Exchange.
The following table summarizes the Company’s dividends declared on the Preferred Stock during the three most recent fiscal years, prior to the Preferred Stock Exchange. Unless otherwise noted, dividends were declared and paid, or are payable, in cash.

Date Declared	Record Date	Payment Date	Per Share Amount
2024
March 26, 2024	March 29, 2024	March 29, 2024	$0.438
June 25, 2024	June 28, 2024	June 28, 2024	0.438
September 26, 2024	September 30, 2024	September 30, 2024	0.438
December 11, 2024	December 31, 2024	December 31, 2024	0.438
Total			$1.752
2025
March 12, 2025	March 26, 2025	March 27, 2025	$0.413
Total			$0.413
Share Issuances
CSL III Merger
On March 27, 2025, the Company completed its previously announced merger with CSL III. Pursuant to the terms of the CSL III Merger, the Company issued an aggregate of 18,935,108 shares of its common stock to former CSL III shareholders. Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.
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
No shares were issued under the dividend reinvestment plan during the three months ended March 31, 2026.
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
No shares were issued under the ATM program during the three months ended March 31, 2026.
The following table summarizes the shares of the Company’s common stock issued under the ATM offering during the three months ended March 31, 2025:

	Shares Issued	Gross Proceeds	Net Proceeds(1)
Three Months Ended March 31, 2025
March 28, 2025	6,075	$102	$101
Total	6,075	$102	$101
(1)Represents the proceeds received after deducting the Placement Agents’ commissions and offering related expenses.
Company Stock Repurchase Program
On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Stock Repurchase Program”) until November 5, 2026, or until the approved dollar amount has been used to repurchase shares of common stock. On February 18, 2026, the Company’s Board of Directors approved a $100 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to this authorization, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.
The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through March 31, 2026, the Company has repurchased 14,405,763 shares of the Company's common stock at an average cost of $13.20 per share, or $190,112 in the aggregate, resulting in accretion to NAV per common share of $0.82.

For the three months ended March 31, 2026 the Company repurchased and extinguished 1,536,254 shares for $18,501. For the three months ended March 31, 2025, there were no share repurchases.
Changes in Net Assets
The following table summarizes capital activity during the three months ended March 31, 2026:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2026	71,807,190	$718	$1,363,998	$(1,633)	$49,923	$(232,362)	$(13,256)	$1,167,388
Repurchase of common stock	(1,536,254)	(15)	(18,486)	—	—	—	—	(18,501)
Net investment income (loss)	—	—	—	—	25,204	—	—	25,204
Net realized gain (loss)	—	—	—	—	—	(9,618)	—	(9,618)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(19,804)	(19,804)
Dividends declared on common stock	—	—	—	—	(28,108)	—	—	(28,108)
Balance, March 31, 2026	70,270,936	$703	$1,345,512	$(1,633)	$47,019	$(241,980)	$(33,060)	$1,116,561
The following table summarizes capital activity during the three months ended March 31, 2025:

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	21,629	—	—	21,629
Net realized gain (loss)	—	—	—	—	—	—	—	(19,341)	—	(19,341)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	11,766	11,766
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(23,757)	—	—	(23,757)
Balance, March 31, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$66,312	$(204,687)	$(29,308)	$1,212,389
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
Basic and diluted earnings per common share were as follows:

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(4,218)	$(4,218)	$13,228	$14,054
Weighted average common shares outstanding	70,907,909	70,907,909	51,923,228	57,339,759
Basic and diluted earnings per share	$(0.06)	$(0.06)	$0.25	$0.25
The following table summarizes updates to the Company’s dividend policy as of March 31, 2026.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
June 30, 2026	$0.35
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
July 29, 2025	September 30, 2025	October 17, 2025	$0.40
October 29, 2025	December 31, 2025	January 16, 2026	$0.40
February 18, 2026	March 31, 2026	April 16, 2026	$0.40
(1)Represents a special/supplemental dividend.

12. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Common Share Data:
Net asset value per common share, beginning of period	$16.26	$16.80
Net investment income (loss)(1)	0.36	0.40
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.42)	(0.15)
Net increase (decrease) in net assets resulting from operations	(0.06)	0.25
Dividends declared(2)	(0.40)	(0.45)
Accretion due to issuance of common stock(3)	—	0.03
Accretion due to share repurchases	0.09	—
Net asset value per common share, end of period	$15.89	$16.63
Market price per common share, end of period	$10.94	$16.18
Number of common shares outstanding, end of period	70,270,936	72,902,981
Total return based on net asset value(4)	0.76%	1.40%
Total return based on market price(5)	(9.69)%	(7.56)%
Net assets attributable to Common Stockholders, end of period	$1,116,561	$1,212,389
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	2.94%	2.79%
Expenses after incentive fees	3.40%	3.21%
Net investment income (loss)	2.21%	2.09%
Interest expense and credit facility fees	1.91%	1.80%
Ratios/Supplemental Data:
Asset coverage, end of period	180.02%	196.28%
Portfolio turnover	9.94%	16.45%
Weighted-average common shares outstanding	70,907,909	51,923,228
(1)Net investment income (loss) per common share was calculated as net investment income (loss) less the preferred dividend for the period divided by the weighted average number of common shares outstanding for the period.
(2)Dividends declared per common share was calculated as the sum of dividends on common stock declared during the period divided by the number of common shares outstanding at each respective quarter-end date (refer to Note 11, Net Assets, to these unaudited consolidated financial statements).
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
14. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of March 31, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
15. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of March 31, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Ordinary income	$28,108	$23,757
Tax return of capital	$—	$—
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
17. SUBSEQUENT EVENTS
Subsequent events have been evaluated through the date the unaudited consolidated financial statements were issued. There have been no subsequent events that require recognition or disclosure through the date the unaudited consolidated financial statements were issued, except as disclosed below and elsewhere in these unaudited consolidated financial statements.
On April 29, 2026, the Board of Directors declared a base quarterly common stock dividend of $0.35 per share, which is payable on July 16, 2026 to common stockholders of record on June 30, 2026.

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
•the impact of supply chain constraints on our portfolio companies and the global economy, including, in particular, as a result of the military conflict in Iran;
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
•uncertainty surrounding Russia’s military invasion of Ukraine and the impact of geopolitical tensions in other regions such as the Middle East, the status of tariffs and developing tensions between China and the United States;
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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 (or “2025 Form 10-K”).
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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, Item 1 of this Form 10-Q “Financial Statements.” This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in “Risk Factors” in Part I, Item 1A of our 2025 Form 10-K. Our actual results could differ materially from those anticipated by such forward-looking statements due to factors discussed under “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.
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
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 210 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
First Quarter 2026 Highlights
Quarterly Results
•Net investment income was $25.2 million or $0.36 per common share.
•Adjusted for purchase accounting adjustments, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.36. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•For the first quarter, dividends declared on common shares were $28.1 million, or $0.40 per share.
•Net investment income for the three months ended March 31, 2026 increased from the comparable period in the prior year primarily driven by a higher average outstanding investment balance due to net origination activity over the last twelve months, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025. This was partially offset by lower yields on investments.
•The NAV per common share decreased to $15.89 as of March 31, 2026 from $16.26 as of December 31, 2025.
Portfolio and Investment Activity
•As of March 31, 2026, we held 248 investments across 171 portfolio companies and 31 industries for a total fair value of $2.3 billion.
•During the three months ended March 31, 2026, our investment balance decreased from $2.5 billion to $2.3 billion primarily due to sales to Credit Fund.
•As of March 31, 2026, non-accrual investments represented 1.0% and 0.9% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•On February 11, 2026, we, together with Credit Partners, entered into a second amendment to the Sixth Amended and Restated Limited Liability Company Agreement of Credit Fund. As a result of the amendment, each member’s capital commitment increased to $250.0 million.
•On February 18, 2026, our Board of Directors approved a $100.0 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300.0 million.
•Total liquidity as of March 31, 2026 was $641.9 million in cash and unused debt capacity.
•During the three months ended March 31, 2026, we repurchased 1,536,254 shares of our common stock for an aggregate purchase price of approximately $18.5 million, resulting in accretion to NAV per common share of approximately $0.09.
Recent Developments
•On April 29, 2026, we declared common stock dividends of $0.35 per share to be paid on July 16, 2026.
•From April 1, 2026 through May 8, 2026, we repurchased 773,808 shares of our common stock for an aggregate purchase price of approximately $8.8 million resulting in $0.09 per common share of NAV accretion.

Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended March 31, 2026, we recorded basic earnings per common share of $(0.06), declared a dividend of $0.40 per common share and earned $0.36 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	March 31, 2026		December 31, 2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(4,218)	$(4,218)	$17,385	$17,385
Weighted-average common shares outstanding	70,907,909	70,907,909	72,617,834	72,617,834
Earnings per share - Basic and Diluted	$(0.06)	$(0.06)	$0.24	$0.24
For the three months ended March 31, 2026 and December 31, 2025, we declared dividends per common share of $0.40 in each period. As of March 31, 2026 and December 31, 2025, our NAV per share was $15.89 and $16.26, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	March 31, 2026	December 31, 2025
Total investment income	$64,079	$66,913
Total expenses (including excise tax expense)	38,875	42,885
Net investment income	$25,204	$24,028
Weighted-average common shares outstanding	70,907,909	72,617,834
Net investment income per common share	$0.36	$0.33

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

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	March 31, 2026	December 31, 2025
Net investment income	$25,204	$24,028
Acceleration of debt issuance costs, net of incentive fee impact (1)	—	1,691
Amortization of premium/discount on acquired assets(2)	178	107
Adjusted Net Investment Income	$25,382	$25,826

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(4,218)	$17,385
Acceleration of debt issuance costs, net of incentive fee impact (1)	—	1,691
Amortization of premium/discount on acquired assets(2)	178	107
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(178)	(107)
Adjusted Net Income	$(4,218)	$19,076
Net Investment Income Per Share	$0.36	$0.33
Acceleration of debt issuance costs, net of incentive fee impact (1)	—	0.02
Amortization of premium/discount on acquired assets(2)	0.00	0.01
Adjusted Net Investment Income Per Common Share	$0.36	$0.36

Net Income Per Share	$(0.06)	$0.24
Acceleration of debt issuance costs, net of incentive fee impact (1)	—	0.02
Amortization of premium/discount on acquired assets(2)	0.00	0.01
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(0.00)	(0.01)
Adjusted Net Income Per Common Share	$(0.06)	$0.26

Weighted-average common shares outstanding	70,907,909	72,617,834
(1)On December 1, 2025, the 2028 Notes were redeemed. In connection with the 2015-1R Refinancing and the redemption of the 2028 Notes, debt issuance costs were accelerated in accordance with GAAP for the three months ended December 31, 2025. Refer to Note 9, Borrowings, in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the redemption of the 2028 Notes.
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

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of March 31, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	196	8	39	5	248
Investments, at amortized cost	$1,933,210	$87,031	$135,837	$150,300	$2,306,378
Investments, at fair value	$1,899,631	$78,325	$156,367	$142,782	$2,277,105
Percentage of total investments at fair value	83.4%	3.4%	6.9%	6.3%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.5%	9.7%
Second Lien Debt(1)	12.2%	13.6%
Total Debt and Income Producing Investments(1)(2)	10.0%	10.2%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 9.9% as of March 31, 2026.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund and Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of March 31, 2026 were as follows:

As of
Geography—% of Fair Value	March 31, 2026
Australia	0.2%
Canada	3.2
France	1.2
Ireland	0.3
Italy	1.7
Luxembourg	0.5
Spain	0.3
Sweden	0.0
United Kingdom	4.8
United States	87.8
Total	100.0%
The industry composition of investments at fair value as of March 31, 2026 were as follows:

As of
Industry—% of Fair Value	March 31, 2026
Aerospace & Defense	1.9%
Auto Aftermarket & Services	1.7
Beverage & Food	0.5
Business Services	7.4
Capital Equipment	4.6
Chemicals, Plastics & Rubber	1.3

As of
Industry—% of Fair Value	March 31, 2026
Construction & Building	2.6%
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.1
Containers, Packaging & Glass	2.4
Diversified Financial Services	9.2
Energy: Electricity	0.5
Energy: Oil & Gas	0.1
Environmental Industries	2.6
Healthcare & Pharmaceuticals	18.4
High Tech Industries	6.9
Investment Funds	6.3
Leisure Products & Services	5.3
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	0.6
Retail	0.9
Software	13.9
Sovereign & Public Finance	0.3
Telecommunications	1.1
Transportation: Cargo	0.8
Transportation: Consumer	0.5
Utilities: Oil & Gas	0.6
Utilities: Water	0.4
Wholesale	0.9
Total	100.0%

Our investment activity for the three months ended March 31, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
March 31, 2026
Investments:
Total investments, beginning of period	$2,469,396
New investments purchased	238,100
Net accretion of discount on investments	2,513
Net realized gain (loss) on investments	(9,482)
Investments sold or repaid	(394,149)
Total Investments, end of period	$2,306,378
Principal amount of investments funded:
First Lien Debt	$197,847
Second Lien Debt	740
Equity Investments(1)	18,909
Investment Funds	19,799
Total	$237,295
Principal amount of investments sold or repaid:
First Lien Debt	$(355,563)
Second Lien Debt	(11,702)
Equity Investments(1)	(1,991)
Investment Funds	(40,500)
Total	$(409,756)
Number of new investment commitments(2)(3)	14
Average new investment commitment amount	$14,188

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction, excluding any investment fund activity.
(3)For the three months ended March 31, 2026, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of March 31, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	1,803,165	91.2	2,011,980	93.3
Internal Risk Rating 3	154,174	7.8	114,456	5.3
Internal Risk Rating 4	20,617	1.0	20,240	0.9
Internal Risk Rating 5	—	—	10,301	0.5
Total	$1,977,956	100.0%	$2,156,977	100.0%
As of March 31, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of March 31, 2026 and December 31, 2025, five and six of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5, respectively.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	242	$2,256,488	99.1%	222	$2,433,381	98.8%
Non-accrual(1)	6	20,617	0.9	7	30,541	1.2
Total	248	$2,277,105	100.0%	229	$2,463,922	100.0%
(1)For information regarding our non-accrual policy, see Note 2, Significant Accounting Policies, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Portfolio Financing
Our primary sources of financing consist of secured debt, unsecured debt, and securitizations, which are presented on the Consolidated Statements of Assets and Liabilities as Debt and secured borrowings. Refer to Note 9, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing. The following table details those sources of financing:

	Outstanding Principal Balance as of
	March 31, 2026	December 31, 2025
Secured Debt
Credit Facility	$415,319	$563,660
Unsecured Debt
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,395,319	$1,543,660
Weighted average interest rate	5.78%	6.02%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. On July 10, 2025, we increased the total commitments under the Credit Facility by $25,000, resulting in total commitments increasing to $960,000 ($935,000 prior to the July 10, 2025 increase), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us and Credit Fund II. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of March 31, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
March 31, 2026	$960,000	$415,319	$544,681	$544,632	4.98%
December 31, 2025	$960,000	$563,660	$396,340	$396,340	5.28%
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
The following table details the carrying value of our Senior Notes as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(8,737)	(9,240)
Effective interest rate swap hedge	(5,048)	(1,184)
Total carrying value	$586,215	$589,576
Weighted average interest rate	6.44%	6.84%
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
Securitizations
On June 26, 2015, we completed the 2015-1 Debt Securitization (as defined in Note 1, Organization, to these unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), which was refinanced on August 30, 2018 (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the previously issued securitized notes and issuing new notes (the “2015-1R Notes”). The 2015-1R Notes were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of us. The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans.
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
On July 2, 2024, we and the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”), which resulted in the issuance of a $410.0 million collateralized loan obligation (the “2015-1N Debt”). On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to us in the aggregate notional amount of $13,500, thereby increasing the 2015-1 Issuer Preferred Interests held by us to $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively.
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	March 31, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,979)	(2,026)
Total Carrying Value				$378,021	$377,974
Weighted average interest rate				5.61%	5.84%
(1)Excludes $30.0 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our unaudited consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of March 31, 2026, which increased from $175,000 each as of February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Since inception of Credit Fund and through March 31, 2026, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, we and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, we and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund were $130,501 and $122,983, respectively, as of March 31, 2026 and $171,001 and $163,614, respectively, as of December 31, 2025.
Our share of the dividends declared by Credit Fund was $5,000 for the three months ended March 31, 2026 and $5,000 for the three months ended December 31, 2025. As of both March 31, 2026 and December 31, 2025, our annualized dividend yield from Credit Fund was 15.3%. Below is a summary of Credit Fund’s portfolio as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Senior secured loans(1)	$1,039,554	$978,828
Weighted average yields of senior secured loans based on amortized cost(2)	8.9%	9.1%
Weighted average yields of senior secured loans based on fair value(2)	9.0%	9.1%
Number of portfolio companies in Credit Fund	60	55
Average amount per portfolio company(1)	$17,326	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$1,739	$6,297
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$37,111	$36,618
Percentage of portfolio with PIK provisions(4)	3.6%	3.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026 and December 31, 2025. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we, together with CARS, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$19,798	$15,000	$—
Carlyle Credit Solutions, Inc.	1	1	15,000	2,200	135,000	—
Sixth Street	2	2	150,000	21,998	150,000	—
Total	$4	$4	$300,000	$43,996	$300,000	$—
Funding of capital commitments generally requires board approval. In accordance with their respective economic interests, the SCP Members indirectly bear an allocable share of all expenses and other obligations of Structured Credit Partners.
Structured Credit Partners invests in the equity and debt of financing subsidiaries that act as warehouses for the acquisition of broadly syndicated loans and issue debt securities collateralized by such loans, with investment opportunities sourced primarily by affiliates of the SCP Members. Portfolio and investment decisions with respect to Structured Credit Partners must be unanimously approved by a quorum of Structured Credit Partners’ investment committee consisting of an equal number of representatives appointed by the Carlyle-affiliated SCP Members and the Sixth Street-affiliated SCP Members. Therefore, because we do not own more than 25% of the voting interests of Structured Credit Partners, we do not believe that we have control over Structured Credit Partners for accounting purposes or for purposes of the Investment Company Act.
Our share of the dividends declared by Structured Credit Partners was $302 for the three months ended March 31, 2026. As of March 31, 2026, our annualized dividend yield from Structured Credit Partners was 10.7%.
Below is a summary of Structured Credit Partners’ portfolio as of March 31, 2026:

As of
March 31, 2026
Senior secured loans(1)	$1,044,693
Weighted average yield on senior secured loans based on amortized cost(2)	6.9%
Weighted average yield on senior secured loans based on fair value(2)	7.0%
Number of portfolio companies in Structured Credit Partners	334
Average amount per portfolio company	$3,128
Floating rate loans(3)	100.0%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of March 31, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended March 31, 2026 and December 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and December 31, 2025:

	Three Months Ended		Change
	March 31, 2026	December 31, 2025	$
Investment income:
Interest income	$49,701	$54,638	$(4,937)
PIK income	6,481	6,083	398
Dividend income	5,302	5,000	302
Other income	2,595	1,192	1,403
Total investment income	64,079	66,913	(2,834)
Expenses:
Base management fees	8,786	9,231	(445)
Incentive fees	5,348	5,130	218
Professional fees	1,097	1,253	(156)
Administrative service fees	482	425	57
Interest expense and credit facility fees	21,770	25,450	(3,680)
Directors’ fees and expenses	187	208	(21)
Other general and administrative	764	838	(74)
Excise tax expense	441	350	91
Total expenses	38,875	42,885	(4,010)
Net investment income (loss)	25,204	24,028	1,176
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(9,482)	(19,777)	10,295
Net realized currency gain (loss) on non-investment assets and liabilities	(136)	(470)	334
Net change in unrealized appreciation (depreciation) on investments	(23,799)	14,087	(37,886)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	3,995	(483)	4,478
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments and non-investment assets and liabilities	(29,422)	(6,643)	(22,779)
Net increase (decrease) in net assets resulting from operations	$(4,218)	$17,385	$(21,603)
Investment Income
The decrease in investment income for the three months ended March 31, 2026, as compared to the three months ended December 31, 2025, was primarily driven by a lower weighted average yield on the portfolio and a lower average outstanding principal balance. As of March 31, 2026, the size of our portfolio decreased to $2,306,378 from $2,469,396 as of December 31, 2025, at amortized cost. As of March 31, 2026 and December 31, 2025, the weighted average yield of our total debt and income producing investments was 10.0% and 10.1%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026 and December 31, 2025, six and seven of our debt and preferred equity investments, respectively, were on non-accrual status. As of March 31, 2026 and December 31, 2025, non-accrual investments had a fair value of $20,617 and $30,541, which represented approximately 0.9% and 1.2% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and December 31, 2025.

The increase in other income for the three months ended March 31, 2026, compared to the three months ended December 31, 2025, was primarily driven by an increase in prepayment fees.
The increase in dividend income for the three months ended March 31, 2026, compared to the three months ended December 31, 2025 is due to dividends declared from Structured Credit Partners.
Expenses
The decrease in interest expense and credit facility fees was primarily driven by lower base rates and the acceleration of debt issuance cost during the three months ended December 31, 2025.
The decrease in base management fees was driven by lower average gross assets for the three months ended March 31, 2026 compared to the three months ended December 31, 2025.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2026 compared to the three months ended December 31, 2025.
For the three months ended March 31, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and December 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	December 31, 2025
Realized gains on investments	$667	$424
Number of investments with realized gains	11	12
Realized losses on investments	$(10,149)	$(20,201)
Number of investments with realized losses	21	12
Change in unrealized appreciation on investments	$12,446	$30,489
Number of investments with unrealized appreciation	52	93
Change in unrealized depreciation on investments	$(36,245)	$(16,402)
Number of investments with unrealized depreciation	173	120
During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc. During the three months ended December 31, 2025, we recognized a realized net loss related to the sale of Comar Holding Company, LLC and the sale of our investment in iRobot Corporation.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three months ended March 31, 2026 and March 31, 2025
The following table sets forth information regarding our consolidated results of operations for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,		Change
	2026	2025	$
Investment income:
Interest income	$49,701	$41,980	$7,721
PIK income	6,481	5,379	1,102
Dividend income	5,302	6,554	(1,252)
Other income	2,595	951	1,644
Total investment income	64,079	54,864	9,215
Expenses:
Base management fees	8,786	7,609	1,177
Incentive fees	5,348	4,400	948
Professional fees	1,097	715	382
Administrative service fees	482	406	76
Interest expense and credit facility fees	21,770	18,603	3,167
Directors’ fees and expenses	187	148	39
Other general and administrative	764	678	86
Excise tax expense	441	676	(235)
Total expenses	38,875	33,235	5,640
Net investment income (loss)	25,204	21,629	3,575
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(9,482)	(21,529)	12,047
Net realized currency gain (loss) on non-investment assets and liabilities	(136)	(596)	460
Net realized gain (loss) on forward currency contracts	—	2,784	(2,784)
Net change in unrealized appreciation (depreciation) on investments	(23,799)	16,297	(40,096)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	3,995	(1,339)	5,334
Net change in unrealized gain (loss) on forward currency contracts	—	(3,192)	3,192
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(29,422)	(7,575)	(21,847)
Net increase (decrease) in net assets resulting from operations	$(4,218)	$14,054	$(18,272)
Investment Income
The increase in investment income for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a higher average outstanding investment balance due to net origination activity over the last twelve months, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025. This was partially offset by lower yields on investments. As of March 31, 2026, the size of our portfolio increased to $2,306,378 from $2,273,998 as of March 31, 2025, at amortized cost. As of March 31, 2026 and March 31, 2025, the weighted average yield of our total debt and income producing investments was 10.0% and 10.9%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026 and March 31, 2025, six and five of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $20,617 and $36,622, which represented approximately 0.9% and 1.6% of total investments at fair value as of March 31, 2026 and March 31, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of March 31, 2026 and March 31, 2025.

The decrease in dividend income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by a decrease in dividend income from Credit Fund II due to the Credit Fund II Purchase, partially offset by the dividend received from Structured Credit Partners.
The increase in other income for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily driven by an increase in prepayment fees.
Expenses
The increase in interest expense and credit facility fees for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily driven by a higher average principal balance during the three months ended March 31, 2026.
The increase in base management fees for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was driven by a higher average gross assets for the three months ended March 31, 2026.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
For the three months ended March 31, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of March 31, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Realized gains on investments	$667	$944
Number of investments with realized gains	11	12
Realized losses on investments	$(10,149)	$(22,473)
Number of investments with realized losses	21	4
Change in unrealized appreciation on investments	$12,446	$37,184
Number of investments with unrealized appreciation	52	62
Change in unrealized depreciation on investments	$(36,245)	$(20,887)
Number of investments with unrealized depreciation	173	126
During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc. During the three months ended March 31, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. and the consolidation of our investment in Credit Fund II as a result of Credit Fund II Purchase.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of March 31, 2026, we had $1,395,319 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of March 31, 2026, we had $641,873 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 9, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
The following table presents our capitalization ratios:

As of
	March 31, 2026	December 31, 2025
Debt to Equity	1.25x	1.32x
Net Financial Leverage (1)	1.06x	1.13x
(1) Net financial leverage adjusts for net working capital at period end, which was $214.5 million and $225.8 million as of March 31, 2026 and December 31, 2025, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	As of
	March 31, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$97,241	$76,493
Available borrowings under Credit Facility	544,632	396,340
Total Liquidity	$641,873	$472,833

We generate cash from cash flows from operations, including investment sales and repayments, income earned on investments and cash equivalents, and through the net proceeds of offerings of our common stock sold through our at-the-market program.. We may also fund a portion of our investments through borrowings under the Credit Facility, the issuance of debt, and through securitization of a portion of our existing investments. The primary use of existing funds and any funds raised in the future is expected to be for investments in portfolio companies, repayment of indebtedness, cash distributions to our stockholders, repurchases of our common stock and for other general corporate purposes. We believe our current cash position, available capacity on our Credit Facility, which is well in excess of our unfunded commitments, and net cash provided by operating activities will provide us with sufficient resources to meet our obligations and continue to support our investment objectives, including reserving for the capital needs which may arise at our portfolio companies.
Liquidity Needs
Our primary liquidity needs include our funding of new and existing portfolio investments, payment of operating expenses and interest and principal payments under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes. From time to time, we may also repurchase our outstanding debt or shares of our common stock.
Contractual Obligations and Contingencies
In the ordinary course of our business, we enter into contracts or agreements that contain indemnifications or warranties. Future events could occur which may give rise to liabilities arising from these provisions against us. We believe that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made for any such exposure in the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of March 31, 2026 and December 31, 2025:

	Par/Principal Amount as of
	March 31, 2026	December 31, 2025
Unfunded delayed draw commitments	$229,347	$256,926
Unfunded revolving commitments	165,829	174,680
Total unfunded commitments	$395,176	$431,606
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of March 31, 2026 and December 31, 2025, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Three Months Ended
March 31, 2026
Cash flows provided by (used in) operating activities	$212,389
Cash flows provided by (used in) financing activities	(191,641)
Net increase (decrease) in cash, cash equivalents and restricted cash	$20,748
During the three months ended March 31, 2026, we paid $240,926 related to cost of investments purchased and received $444,368 in proceeds from sales and repayments on our investments. During the three months ended March 31, 2026, we had net repayments of $144,349 on our Credit Facility and paid $28,723 of dividends in cash.
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
As of March 31, 2026 and December 31, 2025, the Company had total senior securities of $1,395,319 and $1,543,660, respectively, consisting of secured borrowings under the Credit Facility, the 2030 Notes, the 2031 Notes, and the 2015-1N Debt, and had asset coverage ratios of 180.0% and 175.6%, respectively.

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
Interest Rate Risk
As of March 31, 2026, on a fair value basis, approximately 99.3% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2030 Notes and the 2031 Notes, each which bear fixed rates, were hedged through fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Structured Credit Partners, held as of March 31, 2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of March 31, 2026 and December 31, 2025 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of March 31, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

Based on our Consolidated Statements of Assets and Liabilities as of March 31, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Structured Credit Partners, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of March 31, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$60,137	$(41,860)	$18,277	$64,385	$(46,310)	$18,075
Up 200 basis points	$40,091	$(27,906)	$12,185	$42,923	$(30,873)	$12,050
Up 100 basis points	$20,046	$(13,953)	$6,093	$21,462	$(15,437)	$6,025
Down 100 basis points	$(20,046)	$13,953	$(6,093)	$(21,462)	$15,437	$(6,025)
Down 200 basis points	$(39,988)	$27,797	$(12,191)	$(42,809)	$30,769	$(12,040)
Down 300 basis points	$(56,140)	$40,234	$(15,906)	$(60,789)	$44,940	$(15,849)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 14, Litigation, to the unaudited consolidated financial statements in Part I, Item 1 of this Form 10-Q.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended March 31, 2026 for the periods indicated.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	654,273	$12.65	654,273	$120,111
February 1, 2026 through February 28, 2026	475,994	$12.07	475,994	$114,368
March 1, 2026 through March 31, 2026	405,987	$11.04	405,987	$109,888
Total	1,536,254		1,536,254
(1)On trade date basis.
(2)On October 29, 2025, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 5, 2026, or until the date the approved dollar amount has been used to repurchase shares. On February 18, 2026, the Company’s Board of Directors approved a $100 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300 million. Pursuant to the program, the Company is authorized to repurchase up to $300 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description
10.1
Second Amendment to the Sixth Amended and Restated Limited Liability Company Agreement, dated as of February 11, 2026, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members (Incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K filed by the Company on February 24, 2026)

10.2	Third Amendment to the Sixth Amended and Restated Limited Liability Company Agreement, dated as of February 24, 2026, between Carlyle Secured Lending, Inc. and Credit Partners USA LLC, as members*

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*
* Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE SECURED LENDING, INC.

Dated: May 11, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)