Form 10-Q
period 2026-06-30
Carlyle Secured Lending, Inc.
filed 2026-08-06
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at August 5, 2026 was 68,804,581.

CARLYLE SECURED LENDING, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,114,798 and $2,202,028, respectively)	$2,069,056	$2,197,244
Investments—non-controlled/affiliated, at fair value (amortized cost of $169,042 and $96,367, respectively)	167,200	103,064
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $171,001, respectively)	123,753	163,614
Total investments, at fair value (amortized cost of $2,414,341 and $2,469,396, respectively)	2,360,009	2,463,922
Cash, cash equivalents and restricted cash	48,856	76,493
Receivable for investments sold	407	214,757
Interest and dividend receivable	24,577	24,678
Derivative assets, at fair value (Note 8)	765	298
Prepaid expenses and other assets	9,086	10,019
Total assets	$2,443,700	$2,790,167
LIABILITIES
Debt and secured borrowings (Note 9)	$1,290,348	$1,531,210
Payable for investments purchased	—	21,547
Interest and credit facility fees payable (Note 9)	19,597	19,092
Dividend payable (Note 11)	24,214	28,723
Base management and incentive fees payable (Note 4)	13,768	14,360
Administrative service fees payable (Note 4)	668	1,261
Derivative liabilities, at fair value (Note 8)	11,899	1,436
Other accrued expenses and liabilities	3,458	5,150
Total liabilities	1,363,952	1,622,779
Commitments and contingencies (Notes 10 and 14)
NET ASSETS
Common stock, $0.01 par value; 198,000,000 shares authorized; 69,160,814 and 71,807,190 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	692	718
Paid-in capital in excess of par value	1,332,997	1,363,998
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(252,308)	(195,695)
Total net assets	$1,079,748	$1,167,388
NET ASSETS PER COMMON SHARE	$15.61	$16.26
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,530	$54,258	$94,021	$95,397
PIK income	5,665	5,189	10,872	10,056
Other income	864	1,449	3,457	2,398
Total investment income from non-controlled/non-affiliated investments	52,059	60,896	108,350	107,851
From non-controlled/affiliated investments:
Interest income	807	1,383	1,449	2,224
PIK income	1,185	—	2,459	512
Dividend income	2,282	—	2,584	—
Other income	2	2	4	4
Total investment income from non-controlled/affiliated investments	4,276	1,385	6,496	2,740
From controlled/affiliated investments:
Interest income	—	—	568	—
Dividend income	5,750	5,000	10,750	11,554
Total investment income from controlled/affiliated investments	5,750	5,000	11,318	11,554
Total investment income	62,085	67,281	126,164	122,145
Expenses:
Base management fees (Note 4)	8,643	8,665	17,429	16,274
Incentive fees (Note 4)	5,125	5,934	10,473	10,334
Professional fees	1,001	1,015	2,098	1,730
Administrative service fees (Note 4)	649	498	1,131	904
Interest expense and credit facility fees (Note 9)	21,284	21,727	43,054	40,330
Directors’ fees and expenses	200	188	387	336
Other general and administrative	507	624	1,271	1,302
Total expenses	37,409	38,651	75,843	71,210
Net investment income (loss) before taxes	24,676	28,630	50,321	50,935
Excise tax expense	680	380	1,121	1,056
Net investment income (loss)	23,996	28,250	49,200	49,879
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	(1,793)	(357)	(11,275)	(7,384)
Controlled/affiliated investments	—	—	—	(14,502)
Net realized currency gain (loss) on non-investment assets and liabilities	259	229	123	(367)
Net realized gain (loss) on forward currency contracts	—	(2,471)	—	313
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(17,396)	457	(40,958)	(139)
Non-controlled/affiliated investments	(8,433)	(2,342)	(8,539)	(803)
Controlled/affiliated investments	770	(1,227)	639	14,127
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,772	(9,404)	5,767	(10,743)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on forward currency contracts	765	1,495	765	(1,697)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(24,056)	(13,620)	(53,478)	(21,195)
Net increase (decrease) in net assets resulting from operations	(60)	14,630	(4,278)	28,684
Preferred stock dividend	—	—	—	826
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(60)	$14,630	$(4,278)	$27,858
Basic and diluted earnings per common share (Note 11)
Basic	$0.00	$0.20	$(0.06)	$0.45
Diluted	$0.00	$0.20	$(0.06)	$0.44
Weighted average shares of common stock outstanding (Note 11)
Basic	69,542,646	72,902,981	70,221,506	62,475,544
Diluted	69,542,646	72,902,981	70,221,506	65,168,847
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$49,200	$49,879
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(11,152)	(21,940)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(42,326)	745
Net increase (decrease) in net assets resulting from operations	(4,278)	28,684
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	101
Preferred Stock Exchange	—	(50,000)
Common Stock issued - Preferred Stock Exchange	—	50,000
Common stock issued - CSL III Merger	—	315,838
Reinvestment of dividends	—	949
Repurchase of common stock	(31,027)	—
Dividends declared on preferred and common stock (Note 11)	(52,335)	(52,918)
Net increase (decrease) in net assets resulting from capital transactions	(83,362)	263,970
Net increase (decrease) in net assets	(87,640)	292,654
Net assets at beginning of period	1,167,388	905,204
Net assets at end of period	$1,079,748	$1,197,858
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$(4,278)	$28,684
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	1,710	1,491
Net accretion of discount on investments	(4,079)	(6,189)
Paid-in-kind interest	(14,183)	(11,818)
Net realized (gain) loss on investments	11,275	21,886
Net realized currency (gain) loss on non-investment assets and liabilities	(123)	367
Net change in unrealized (appreciation) depreciation on investments	48,858	(13,185)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(5,767)	10,743
Net change in unrealized (gain) loss on forward currency contracts	(765)	1,697
Net change in unrealized (gain) loss on interest rate swaps	(10,719)	7,460
Cost of investments purchased and change in payable for investments purchased	(516,551)	(702,640)
Proceeds from sales and repayments of investments and change in receivable for investments sold	771,348	532,208
Cash acquired in CSL III Merger(1)	—	37,751
Cash acquired in Credit Fund II Purchase(2)	—	6
Changes in operating assets:
Interest and dividend receivable	101	13,887
Prepaid expenses and other assets	204	(731)
Changes in operating liabilities:
Interest and credit facility fees payable	505	3,768
Base management and incentive fees payable	(592)	1,278
Administrative service fees payable	(593)	(619)
Other accrued expenses and liabilities	9,659	(11,167)
Net cash provided by (used in) operating activities	286,010	(85,123)
Cash flows from financing activities:
Repurchase of common stock	(31,027)	—
Borrowings on Credit Facilities	386,240	530,882
Repayments of Credit Facilities	(611,948)	(407,426)
Deferred financing costs and debt issuance costs paid	(68)	(76)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	—	101
Dividends paid in cash	(56,844)	(45,715)
Net cash provided by (used in) financing activities	(313,647)	77,766
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,637)	$(7,357)
Cash, cash equivalents and restricted cash, beginning of period	76,493	56,575
Cash, cash equivalents and restricted cash, end of period	$48,856	$49,218

	Six Months Ended June 30,
	2026	2025
Supplemental disclosures:
Interest and credit facility fees paid during the period	$41,756	$37,974
Taxes, including excise tax, paid during the period	$2,086	$2,726
Dividends declared on preferred and common stock during the period	$52,335	$52,918
Dividends reinvested during the period	$—	$949

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$—	$50,000
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$—	$483,736
Interest receivable	—	7,909
Other assets	—	9,907
Total non-cash assets acquired	$—	$501,552
Liabilities assumed:
Debt	$—	$206,000
Interest payable	—	2,666
Incentive fee payable	—	1,413
Derivative liabilities, at fair value	—	812
Other liabilities	—	12,839
Total liabilities assumed	$—	$223,730
Issuance of common stock pursuant to CSL III Merger	$—	$315,838
Merger costs capitalized into purchase price	$—	$1,650

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$—	$191,097
Interest receivable	—	2,737
Total non-cash assets acquired	$—	$193,834
Liabilities assumed:
Other liabilities	$—	$227
Total liabilities assumed:	$—	$227
Consolidation of investments in Credit Fund II	$—	$193,614
Transaction costs capitalized into purchase price	$—	$103
(1)Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (78.9% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.23%	3/31/2025	3/31/2031		$21,619	$21,430	$21,458	1.99%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	3/31/2025	12/31/2027		4,962	4,899	4,916	0.46
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.98%	6/5/2025	6/5/2031		3,288	3,224	3,280	0.30
Addev Group (France)	(a)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.50%	7.79%	10/28/2025	10/28/2032		€37	43	41	0.00
Addev Group (France)	(a)	(2)(7)	Aerospace & Defense	SOFR	5.50%	9.23%	10/28/2025	10/28/2032		258	253	254	0.02
Addev Group (France)	(a)	(2)(7)	Aerospace & Defense	SONIA	5.50%	9.23%	10/28/2025	10/28/2032		£96	131	126	0.01
ADPD Holdings, LLC	(a)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	9.85%	8/16/2022	8/16/2028		22,260	21,593	18,693	1.73
Advanced Infusion Solutions Acquisition, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	6/4/2026	6/4/2032		15,260	14,910	14,906	1.38
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.37%	12/17/2020	12/17/2027		15,793	15,731	15,634	1.45
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	7/31/2025	7/31/2032		—	(8)	8	0.00
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	8.90%	12/5/2023	12/5/2029		4,571	4,514	4,562	0.42
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	10/31/2023	10/31/2030		14,094	14,115	14,076	1.30
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.38%	1/14/2026	1/14/2031		—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.64%	1/14/2026	1/14/2031		2,035	2,035	2,035	0.19
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.89%	1/14/2026	1/14/2031		2,613	2,613	2,613	0.24
AmpersCap LLC	(a)(b)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.98%	12/17/2024	12/17/2032		11,828	11,676	11,690	1.08
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.37%	3/28/2025	8/10/2030		9,404	9,372	9,202	0.85
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2023	1/31/2030		22,740	22,651	22,608	2.09
API Holdings III LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	5.50%	9.15%	6/5/2026	6/5/2033		19,565	19,317	19,316	1.79
Apollo Purchaser, Inc. (Canada)	(a)	(2)(3)(7)(15)	Telecommunications	CORRA	5.00%	7.34%	6/30/2026	6/30/2033	C$	4,845	3,356	3,356	0.31
Apollo Purchaser, Inc. (Canada)	(a)	(2)(3)(7)	Telecommunications	SOFR	5.00%	8.73%	6/30/2026	6/30/2033		3,411	3,377	3,377	0.31
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	7.88%	7/26/2024	7/26/2031		1,409	1,399	1,409	0.13
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.98%	9/30/2021	9/30/2028		28,716	28,730	28,604	2.65
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.24%	5/3/2024	7/2/2028		20,108	20,143	20,108	1.86
Athlete Buyer, LLC	(a)(b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.73%	3/29/2024	4/26/2029		14,652	14,472	11,929	1.10

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.50%	8.16%	12/15/2022	12/9/2029	$5,193	$5,121	$5,197	0.48%
Auctane, Inc.	(a)	(2)(3)	Transportation: Cargo	SOFR	5.75%	9.42%	6/1/2026	6/1/2033	25,000	24,628	24,625	2.28
Auditboard, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	5.00%	8.73%	7/12/2024	7/12/2031	13,286	13,187	12,993	1.20
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	5.00%	8.73%	12/10/2025	7/12/2031	3,143	3,121	3,081	0.29
Azurite Intermediate Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.64%	3/19/2024	3/19/2031	15,389	15,231	15,123	1.40
Bamboo Health Holdings, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.39%	5/6/2021	5/6/2028	28,361	28,250	28,286	2.62
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.80%	5/7/2025	5/7/2030	15,795	15,501	15,399	1.43
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	10.73%	5/31/2023	5/31/2027	351	351	351	0.03
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.98%	5/31/2023	5/31/2027	4,839	4,839	4,838	0.45
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	10.98%	5/31/2023	5/31/2027	13,681	13,681	13,681	1.27
BCTO Bobsled Purchaser, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.48%	1/16/2026	1/16/2033	3,309	3,275	3,276	0.30
Bianalisi S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.29%	2/26/2025	2/26/2032	€17,373	18,644	19,652	1.82
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.75%	6/4/2024	6/4/2031	€6,949	7,406	7,484	0.69
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	10.75%	7/17/2025	6/4/2031	€475	552	512	0.05
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.23%	6/4/2024	6/4/2031	620	592	538	0.05
Big Bus Tours Group Limited (United Kingdom)	(b)(c)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.26%	6/4/2024	6/4/2031	11,237	10,995	10,535	0.98
Bingo Group Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.48%	7/10/2024	7/10/2031	9,705	9,622	9,567	0.89
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	7.91%	7/2/2024	6/30/2031	€10,310	11,072	11,575	1.07
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.72%	2/19/2026	2/19/2033	€6,521	7,527	7,321	0.68
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	7.82%	2/19/2026	2/19/2033	€—	(39)	(36)	0.00
BlueCat Networks, Inc. (Canada)	(a)(b)(c)	(2)(3)(7)	High Tech Industries	SOFR	5.50%	9.16%	8/8/2022	8/8/2028	19,247	19,122	18,921	1.75
BMS Holdings III Corp.	(b)(d)	(2)(3)(11)	Construction & Building	SOFR	2.75%, 3.25% PIK	9.73%	9/30/2019	3/31/2028	7,889	7,867	7,240	0.67
Businessolver.com, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.23%	12/3/2025	12/3/2032	—	(19)	(55)	(0.01)
Celerion Buyer, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.63%	5/18/2026	5/8/2033	8,306	8,215	8,214	0.76
CircusTrix Holdings, LLC	(a)(b)	(2)(3)	Leisure Products & Services	SOFR	6.75%	10.40%	7/18/2023	7/14/2028	14,625	14,454	13,775	1.28

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.50%	8.14%	4/22/2025	4/22/2032		$11,267	$11,140	$11,195	1.04%
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)(3)	High Tech Industries	SOFR	9.62%	13.35%	7/30/2023	7/30/2028		1,832	1,829	1,851	0.17
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	9.73%	5/22/2024	5/22/2029		16,742	16,576	16,575	1.54
Cority Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.16%	10/31/2025	10/31/2032		—	(17)	(20)	0.00
Cornerstone Building Brands, Inc.	(a)(c)	(2)(3)	Construction & Building	SOFR	5.63%	9.29%	1/29/2025	8/1/2028		7,835	7,560	4,466	0.41
Cornerstone Building Brands, Inc.	(a)	(2)(3)	Construction & Building	SOFR	4.50%	8.16%	2/18/2025	5/15/2031		3,112	2,856	1,581	0.15
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.25%	8.91%	2/27/2023	2/28/2030		12,038	11,919	12,038	1.11
CST Holding Company	(a)(c)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.64%	11/1/2022	11/1/2028		—	(5)	(2)	0.00
Dance Midco S.a.r.l. (United Kingdom)	(a)(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.44%	10/25/2024	10/25/2031		€12,648	13,594	14,334	1.33
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%, 2.25% PIK	10.16%	6/2/2026	6/2/2031		7,502	7,502	7,502	0.69
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.66%	6/2/2026	6/2/2031		1,110	1,099	1,110	0.10
Deerfield Dakota Holding, LLC	(a)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.48%	9/12/2025	9/12/2032		26,017	25,788	25,455	2.36
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	8.98%	9/12/2025	9/12/2032		1,567	1,529	1,475	0.14
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.15%	8/26/2025	8/26/2032		259	246	248	0.02
Denali Midco 2, LLC	(a)(b)(c)	(2)(3)	Consumer Services	SOFR	5.50%	9.14%	9/15/2022	12/22/2028		16,881	16,791	16,780	1.55
Diligent Corporation	(a)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.67%	8/4/2020	8/4/2030		8,156	8,203	7,884	0.73
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.23%	4/17/2025	4/17/2032		480	462	483	0.04
Dwyer Instruments, Inc.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.48%	7/21/2021	7/21/2029		28,276	28,222	28,276	2.62
Einstein Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.91%	1/22/2025	1/22/2031		30,371	29,735	29,028	2.69
Eliassen Group, LLC	(a)(b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.48%	4/14/2022	4/14/2028		10,657	10,579	10,182	0.94
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.00%, 3.50% PIK	10.13%	5/14/2025	9/14/2030		35,661	35,361	34,207	3.17
Eltera Bidco AS (Norway)	(a)	(2)(7)(15)	Business Services	NIBOR	5.00%	9.54%	5/11/2026	5/12/2033	NOK	61,361	6,550	6,072	0.56
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.14%	9/2/2025	9/2/2032		3,077	3,041	3,042	0.28
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.85%, 4.20% PIK	11.79%	4/16/2025	4/16/2031		£1,583	1,915	2,026	0.19
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.85%, 4.20% PIK	11.79%	4/16/2025	4/16/2031		£4,220	5,445	5,472	0.51

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.15%	12/18/2025	12/18/2032	$1,946	$1,926	$1,902	0.18%
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.49%	3/25/2025	3/25/2032	27,597	27,238	27,180	2.52
Essential Services Holding Corporation	(a)(c)	(2)(3)	Consumer Services	SOFR	2.88%, 2.88% PIK	9.43%	6/17/2024	6/17/2031	1,523	1,519	1,509	0.14
Essential Services Holding Corporation	(a)(c)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.93%	6/17/2024	6/17/2031	82	81	80	0.01
Ethos Bidco, Ltd. (United Kingdom)	(a)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	5.25%	8.98%	3/12/2026	3/12/2033	£7,033	9,302	9,189	0.85
Excel Fitness Holdings, Inc.	(a)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.38%	4/29/2022	4/29/2030	—	(8)	(32)	0.00
Excel Fitness Holdings, Inc.	(a)(b)(c)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.48%	5/13/2024	4/29/2030	15,944	15,867	15,600	1.44
Excelitas Technologies Corp.	(a)(c)	(2)	Capital Equipment	EURIBOR	5.25%	7.46%	8/12/2022	8/12/2029	€3,356	3,556	3,828	0.35
Excelitas Technologies Corp.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.89%	8/12/2022	8/12/2029	11,074	11,037	11,055	1.02
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.71%	8/15/2025	8/15/2032	€1,968	2,298	2,198	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.15%	8/15/2025	8/15/2032	8,408	8,388	8,183	0.76
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	8.63%	7/25/2025	6/30/2029	49	47	49	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	8.67%	7/25/2025	6/30/2029	94	94	94	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	8.90%	8/8/2025	8/8/2031	6,767	6,685	6,404	0.59
Generator US Buyer, Inc.	(a)(c)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.36%	10/1/2024	7/22/2030	2,482	2,459	2,446	0.23
GGG Midco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.42%	4/1/2026	4/1/2033	2,032	2,003	2,003	0.19
GI DI Emerald Intermediate Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.48%	2/12/2026	2/12/2033	—	(71)	(72)	(0.01)
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.48%	3/1/2021	9/1/2028	32,796	32,468	32,420	3.00
GS AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.98%	3/26/2024	5/25/2028	5,677	5,698	5,344	0.49
Guidehouse LLP	(a)(c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.39%	9/30/2022	12/16/2030	6,132	6,165	5,807	0.54
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	5.75%, 1.75% PIK	9.78%	5/14/2025	5/14/2031	€9,973	10,855	11,456	1.06
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.29% PIK	12.00%	4/30/2026	2/28/2029	£6,246	8,230	8,305	0.77
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.29% PIK	12.00%	2/28/2022	2/28/2029	£16,846	22,141	22,345	2.07
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.48%	2/10/2022	12/15/2026	9,964	9,953	9,797	0.91
Heartland Home Services, Inc.	(a)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.73%	12/15/2020	12/15/2026	6,934	6,927	6,827	0.63
Heartland Home Services, Inc.	(a)	(2)(3)(11)	Consumer Services	SOFR	6.75%	10.49%	12/15/2020	12/15/2026	637	635	627	0.06
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.48%	12/14/2020	12/14/2028	17,670	17,535	17,536	1.62

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Hermes BidCo Germany GmbH (Germany)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.54%	4/29/2026	4/29/2033	€8,446	$9,668	$9,457	0.88%
Higginbotham Insurance Agency, Inc.	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.14%	12/11/2025	6/11/2031	7,859	7,766	7,767	0.72
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	6.00%	8.24%	1/16/2026	4/16/2032	€1,405	1,587	1,499	0.14
Holding Argon (France)	(a)	(2)(7)	Business Services	EURIBOR	6.00%	8.24%	4/16/2025	4/16/2032	€13,142	14,579	14,603	1.35
Holding Argon (France)	(a)	(2)(7)	Business Services	SOFR	6.00%	9.68%	1/16/2026	4/16/2032	445	445	436	0.04
Hoosier Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.65%	11/15/2021	11/15/2028	15,782	15,695	15,781	1.46
Horizon Avionics Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.49%	10/25/2025	3/28/2032	6,055	5,993	5,994	0.56
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.88%	6/2/2022	6/2/2029	9,532	9,565	9,460	0.88
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	8.91%	3/12/2024	6/2/2029	746	743	741	0.07
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.14%	8/6/2025	8/6/2032	—	(8)	(26)	0.00
Icefall Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.23%	1/26/2024	1/26/2030	10,088	9,975	10,005	0.93
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.42%	8/18/2022	8/18/2028	28,181	27,994	26,888	2.49
IEM New Sub 2, LLC	(a)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2025	12/3/2031	—	(17)	(16)	0.00
IG Investments Holdings, LLC	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.66%	11/1/2024	9/22/2028	4,376	4,382	4,376	0.41
Infront Luxembourg Finance S.À R.L. (Luxembourg)	(a)	(2)(7)	Leisure Products & Services	EURIBOR	4.50%, 5.50% PIK	12.23%	5/28/2021	5/28/2027	€8,840	10,628	10,100	0.94
IQN Holding Corp.	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.25%	8.99%	5/2/2022	5/2/2029	11,924	11,890	11,824	1.10
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.50%	8.23%	10/16/2025	10/16/2032	14,870	14,803	14,529	1.35
Jawbreaker Parent, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	1/30/2026	1/30/2033	6,871	6,790	6,791	0.63
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	2.90%, 6.00% PIK	12.53%	12/22/2021	12/31/2029	7,168	6,204	7,167	0.66
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	1.00%, 6.00% PIK	10.63%	12/22/2021	12/31/2029	1,190	1,036	1,190	0.11
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	6/27/2025	7/23/2031	536	531	538	0.05
LDS Intermediate Holdings, L.L.C.	(a)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.64%	2/7/2025	2/7/2032	7,049	6,870	6,748	0.62
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.48%	11/25/2025	11/25/2032	9,142	9,006	9,008	0.83
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.41%	10/18/2019	4/12/2027	4,533	4,527	3,688	0.34
Material Holdings, LLC	(a)(d)	(2)(3)(11)	Business Services	SOFR	2.29%, 3.71% PIK	9.73%	8/19/2021	8/19/2027	14,196	14,198	9,314	0.86
Material Holdings, LLC	(a)(d)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	9.73%	8/19/2021	8/19/2027	4,041	1,103	—	—
Material Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	9.73%	6/25/2025	8/19/2027	1,110	1,110	1,110	0.10
Matterhorn Finco, Inc.	(a)	(2)(3)(15)	Software	SOFR	5.50%	9.23%	3/5/2026	3/5/2033	7,222	7,141	7,142	0.66

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)	Auto Aftermarket & Services	BBSY	4.50%	8.98%	5/26/2026	11/28/2032	A$	300	$215	$210	0.02%
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)	Auto Aftermarket & Services	EURIBOR	4.50%	6.70%	5/26/2026	11/28/2032		€429	499	494	0.05
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.13%	11/20/2025	11/28/2032		—	(16)	27	0.00
Merative L.P.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.23%	9/30/2025	9/30/2032		40,971	40,744	40,971	3.79
Mindbody, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	9.73%	3/30/2026	3/30/2033		21,475	21,122	21,122	1.96
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.48%	4/30/2025	4/30/2032		12,060	11,950	12,071	1.12
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.75%	8.49%	6/2/2025	6/2/2032		5,986	5,840	5,756	0.53
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.24%	9/3/2025	9/1/2030		—	—	—	—
NFO Orange Buyer, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.13%	1/13/2026	1/13/2033		2,068	2,052	2,052	0.19
NMI AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.14%	9/6/2017	9/6/2028		47,698	47,692	47,506	4.40
North Haven Fairway Buyer, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.74%	5/17/2022	5/17/2028		31,181	31,030	31,002	2.87
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.10%	6/24/2025	6/24/2032		€6,657	7,544	7,451	0.69
Oak Purchaser, Inc.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	4/28/2022	5/31/2028		14,548	14,467	14,421	1.34
Oak Purchaser, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.23%	2/1/2024	5/31/2028		5,055	4,997	4,931	0.46
OEConnection, LLC	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.14%	12/23/2025	12/23/2032		1,137	1,128	1,112	0.10
OEI, Inc.	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.23%	12/29/2025	12/29/2032		2,272	2,179	2,398	0.22
Onward Acquierco, Inc.	(a)	(2)(3)(15)	Software	SOFR	2.38%, 2.68% PIK	8.69%	4/1/2026	4/1/2033		—	(24)	(24)	0.00
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	3.25%, 2.50% PIK	7.96%	10/30/2024	10/30/2031		€2,404	2,584	2,529	0.23
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	3.00%, 2.50% PIK	9.14%	10/30/2024	10/30/2031		7,116	7,063	6,481	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	3.50%, 2.50% PIK	9.73%	10/30/2024	10/30/2031		£962	1,236	1,179	0.11
Orbcomm Inc.	(a)(b)	(2)(15)	Telecommunications	SOFR	5.25%	8.98%	4/27/2026	4/27/2032		9,339	9,242	9,242	0.86
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.55%	12/4/2024	12/4/2031		€1,881	1,998	2,128	0.20
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.90%	12/4/2024	12/4/2031		4,970	4,921	4,921	0.46
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	9.90%	7/24/2025	12/4/2031		719	719	712	0.07

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,105	$2,696	$2,759	0.26%
PAM Bidco Limited (United Kingdom)	(a)(c)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£82	105	107	0.01
PAM Bidco Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.03%	10/29/2024	10/29/2031	£6,955	8,867	9,143	0.85
PDI TA Holdings, Inc	(a)(c)	(2)(3)	Software	SOFR	3.50%, 2.50% PIK	9.74%	2/1/2024	2/1/2031	17,051	17,093	15,927	1.48
Pound Bidco Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	5.25%	8.95%	2/1/2021	5/1/2029	1,350	1,347	1,343	0.12
Pound Bidco Inc. (Canada)	(a)(b)	(2)(3)(7)	Software	SOFR	5.25%	8.89%	11/21/2023	5/1/2029	18,101	18,057	18,036	1.67
PPV Intermediate Holdings, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.25%	8.92%	8/7/2024	8/31/2029	5,079	5,028	4,565	0.42
PPV Intermediate Holdings, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.42%	8/7/2024	8/31/2029	15,799	15,762	15,473	1.43
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.67%	8/7/2024	8/31/2029	206	205	201	0.02
Project Castle, Inc.	(b)(c)	(2)(3)(8)	Capital Equipment	SOFR	5.50%	9.13%	6/24/2022	6/1/2029	8,181	7,645	1,888	0.17
Propio LS, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.48%	5/12/2025	5/12/2030	12,010	11,910	11,725	1.09
PROS Parent, Inc.	(a)	(2)(3)(15)	Transportation: Consumer	SOFR	4.75%	8.40%	12/9/2025	12/9/2032	521	519	520	0.05
PXO Holdings I Corp.	(a)(b)(d)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.23%	3/8/2022	3/8/2028	23,115	23,000	22,704	2.10
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.23%	11/7/2024	6/3/2032	1,284	1,235	1,131	0.10
Radwell Parent, LLC	(a)(b)(d)	(2)(3)(15)	Wholesale	SOFR	4.75%	8.48%	12/1/2022	4/1/2030	20,721	20,469	20,698	1.92
Rialto Management Group, LLC	(a)(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.64%	12/5/2024	12/5/2030	14,993	14,877	14,817	1.37
Rotation Buyer, LLC	(a)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.49%	12/27/2024	12/27/2031	4,917	4,867	4,747	0.44
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.23%	7/3/2025	7/3/2032	5,924	5,857	5,861	0.54
SCHP Purchaser, INC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	10/24/2025	10/24/2032	—	(28)	(23)	0.00
SCP Eye Care HoldCo, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.39%	10/7/2022	10/7/2029	11,062	11,089	11,062	1.02
Seahawk Bidco, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.73%	12/19/2024	12/19/2031	13,952	13,842	13,732	1.27
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	7.73%	2/28/2025	3/1/2032	—	(9)	(47)	0.00
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.57%	3/19/2025	3/19/2032	€6,766	7,310	7,654	0.71
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.87%	3/19/2025	3/19/2032	—	(32)	(24)	0.00

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.23%	5/14/2025	5/14/2031		$27,485	$27,368	$27,315	2.53%
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	2/18/2022	2/18/2029		9,455	9,364	9,268	0.86
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.45%	12/23/2025	12/23/2032		15,750	15,668	15,699	1.45
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.73%	7/2/2024	7/22/2027		17,897	17,802	14,434	1.34
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.35%	8/30/2024	7/25/2028		8,977	8,927	8,961	0.83
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.60%	6/21/2022	7/25/2028		46,396	46,158	46,396	4.30
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.09%	10/1/2025	10/1/2032	C$	744	528	519	0.05
Tank Holding Corp.	(a)(b)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.38%	3/31/2022	3/31/2028		24,806	24,662	22,559	2.09
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.64%	9/26/2024	3/31/2028		3,504	3,485	3,214	0.30
The Chartis Group, LLC	(a)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.98%	9/17/2024	9/17/2031		1,172	1,126	1,172	0.11
Thor (BC) Bidco AB (Sweden)	(a)	(2)(7)	Wholesale	STIBOR	5.00%	7.06%	6/1/2026	6/1/2033	SEK	74,240	7,905	7,580	0.70
Thor (BC) Bidco AB (Sweden)	(a)	(2)(7)(15)	Wholesale	STIBOR	5.00%	7.32%	6/1/2026	6/1/2033	SEK	—	(11)	(15)	0.00
Total Power Limited (Canada)	(a)(c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.84%	7/22/2024	7/22/2030	C$	13,647	9,654	9,450	0.87
TS Imagine Intermediate Inc.	(a)	(2)(3)(15)	Software	SOFR	6.25%	9.91%	6/12/2026	6/12/2031		12,281	12,077	12,076	1.12
Tufin Software North America, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.58%	8/17/2022	8/17/2028		38,361	38,087	38,361	3.55
U.S. Legal Support, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	8.92%	11/30/2018	5/31/2027		23,067	23,067	22,850	2.11
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	2.25%, 2.75% PIK	8.73%	12/4/2025	12/4/2032		1,055	1,042	1,051	0.10
US INFRA SVCS Buyer, LLC	(a)(d)	(2)(3)(8)(11)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.38%	4/13/2020	6/13/2028		11,231	10,955	3,482	0.32
USR Parent Inc.	(a)(b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.22%	4/22/2022	4/25/2027		3,685	3,674	3,649	0.34
Vensure Employer Services, Inc.	(a)(b)	(2)(3)	Business Services	SOFR	5.00%	8.73%	9/27/2024	9/27/2031		14,767	14,650	14,540	1.35
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.24%	12/23/2025	12/23/2032		247	229	238	0.02
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030		£7,264	9,533	9,394	0.87
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.16%	7/29/2025	6/29/2027		—	(1)	(3)	0.00
Whitney Merger Sub, Inc.	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	7/3/2025	7/3/2032		24,144	23,887	23,622	2.19
Wineshipping.com LLC	(a)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.98%	10/29/2021	12/29/2028		18,600	17,663	11,827	1.10
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	3/22/2024	3/22/2030		18,593	18,328	18,586	1.72
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.52%	9/13/2021	9/13/2027		431	428	401	0.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.43%	9/30/2020	12/23/2030	$6,489	$6,473	$6,481	0.60%
First Lien Debt Total										$1,911,944	$1,861,546	172.41%
Second Lien Debt (3.3% of fair value)
AQA Acquisition Holdings, Inc.	(a)(b)(d)	(2)(3)	High Tech Industries	SOFR	6.25%	9.91%	3/3/2021	3/3/2029	$40,000	$39,618	$31,979	2.96%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	7,374	7,374	7,374	0.68
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,816	2,816	2,823	0.26
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	13.88%	5/31/2023	5/31/2027	7,002	7,000	7,002	0.65
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	3,220	3,189	3,177	0.30
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00%	8.63%	7/25/2025	6/30/2029	38	35	38	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.17%	10/28/2020	10/28/2028	15,147	14,997	14,391	1.33
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.16%	11/16/2020	11/2/2028	13,000	12,898	11,505	1.07
Second Lien Debt Total										$87,927	$78,289	7.25%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (5.5% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,511	$5,636	0.52%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,234	0.11
Ampersand Partners Feeder AIV LP	(a)	(6)(7)(12)	Diversified Financial Services		7/9/2025	170	3,530	3,592	0.33
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,116	0.10
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,381	0.96
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	9,521	0.88
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	17	16,990	17,038	1.58
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	10.63% (100% PIK)	12/31/2024	5,118	1,521	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	220	0.02
Comar Aggregator Co, LLC	(a)(d)	(6)(12)	Containers, Packaging & Glass		10/31/2025	21	10,674	10,749	1.00
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	873	0.08

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
DCA TopCo LP	(a)	(6)(12)	Healthcare & Pharmaceuticals		6/2/2026	483	$4,533	$4,530	0.42%
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	17	16,783	15,936	1.48
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	4	0.00
EvolveIP, LLC	(a)(d)	(6)(12)	Telecommunications		10/30/2024	107	215	378	0.04
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	—	0.00
FS NU Investors, LP	(a)	(6)(8)	Consumer Services	20.00% (100% PIK)	8/9/2024	3	219	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,509	1,511	0.14
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50%	12/21/2021	24,072	24,081	23,728	2.20
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)(15)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	14	10,361	9,941	0.92
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	—	—
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	1,025	0.10
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	353	0.03
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	2,168	2,352	2,512	0.23
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	414	0.04
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	272	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	3,111	0.29
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,416	0.22
TW LRW Holdings, LLC	(a)(b)(d)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(a)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	641	951	0.09
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	1,779	0.16
Equity Investments Total							$114,927	$129,221	11.97%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)	Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Total investments—non-controlled/non-affiliated						$2,114,798	$2,069,056	191.63%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (3.1% of fair value)
Align Precision Group, LLC	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.48%	7/3/2025	7/3/2030	$21,385	$21,385	$21,385	1.98%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.48%	7/3/2025	7/3/2030	3,900	3,835	3,900	0.36
SPF Borrower, LLC	(a)(b)	(2)(3)(11)(14)(15)	Healthcare & Pharmaceuticals	SOFR	6.25%	9.98%	2/1/2024	2/1/2028	31,528	31,528	31,528	2.92
SPF Borrower, LLC	(a)	(2)(3)(11)(14)	Healthcare & Pharmaceuticals	SOFR	9.50% (100% PIK)	13.38%	2/1/2024	2/1/2028	16,206	16,206	16,206	1.50
First Lien Debt Total										$72,954	$73,019	6.76%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (1.1% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,875	$4,878	0.45%
SPF HoldCo LLC	(a)	(6)(12)(14)	Healthcare & Pharmaceuticals		2/1/2024	15,440	20,828	19,918	1.84
Equity Investments Total							$26,703	$24,796	2.29%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Investment Funds (2.9% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	18.70%	18.70%	2/11/2026	69,384	69,384	69,384	6.43
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$69,385	$69,385	6.43%
Total investments—non-controlled/affiliated									$169,042	$167,200	15.48%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.2% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	17.60%	17.60%	2/29/2016	12/31/2030	$130,500	$130,501	$123,753	11.46%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	6.50%	10.13%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$123,753	11.46%
Total investments—controlled/affiliated										$130,501	$123,753	11.46%
Total investments										$2,414,341	$2,360,009	218.57%

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(e)	6.75%	February 18, 2030	$300,000	$(5,021)	$(5,319)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(f)	5.75%	February 15, 2031	300,000	(6,878)	(5,442)	—
Total					$600,000	$(11,899)	$(10,761)	$—

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$211	A$	300	7/22/2026	$3
Forward Currency Contract	Barclays	$160	NOK	1,485	10/14/2026	10
Forward Currency Contract	Barclays	$143	SEK	1,326	10/16/2026	6
Forward Currency Contract	Barclays	$164	NOK	1,525	1/13/2027	10
Forward Currency Contract	Barclays	$146	SEK	1,343	1/15/2027	6
Forward Currency Contract	Barclays	$163	NOK	1,519	4/13/2027	10
Forward Currency Contract	Barclays	$147	SEK	1,346	4/16/2027	6
Forward Currency Contract	Barclays	$8,263	SEK	75,685	5/28/2027	307
Forward Currency Contract	Barclays	$6,797	NOK	63,530	5/28/2027	407
Total Derivative Instruments						$765
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
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C. (the “CSL III SPV”). Substantially all of the assets of CSL III SPV have been pledged as collateral under the Credit Facility. Accordingly, such assets are not available to creditors of the 2015-1 Issuer.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
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
* Par amount is denominated in USD (“$”) unless otherwise noted, as denominated in Canadian Dollar (“C$”), Euro (“€”), British Pound (“£”), Swedish Krona (“SEK”), Norwegian Krone (“NOK”), or Australian Dollar (“A$”).
** Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further information.
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of June 30, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of June 30, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. As of June 30, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63%, the 180-day SOFR at 3.67%, the daily SONIA at 3.73%, the 30-day EURIBOR at 2.20%, the 90-day EURIBOR at 2.32%, the 180-day EURIBOR at 2.57%, the 30-day CORRA at 2.34%, the 30-day BBSY at 4.52%, the 90-day STIBOR at 1.97%, and 90-day NIBOR at 4.57%.
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
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of June 30, 2026, the aggregate fair value of these securities is $154,017, or 14.26% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of June 30, 2026.
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
(12)Represents a non-income producing security as of June 30, 2026.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the six months ended June 30, 2026, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2026	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$123,114	$—	$—	$—	$639	$123,753	$10,750
Middle Market Credit Fund, LLC, Mezzanine Loan	40,500	—	(40,500)	—	—	—	568
Total investments—controlled/affiliated	$163,614	$—	$(40,500)	$—	$639	$123,753	$11,318

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 7, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies during the six months ended June 30, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of June 30, 2026	Interest, Dividend, and PIK Income
Align Precision Group, LLC	$20,306	$1,079	$—	$—	$—	$21,385	$1,080
Align Precision Group, LLC	2,886	1,036	(16)	—	(6)	3,900	198
Align Precision Group, LLC (Equity)	5,452	—	—	—	(574)	4,878	—
SPF Borrower, LLC	31,372	156	—	—	—	31,528	1,595
SPF Borrower, LLC	15,171	1,035	—	—	—	16,206	1,040
SPF HoldCo, LLC (Equity)	27,877	—	—	—	(7,959)	19,918	—
Structured Credit Partners JV, LLC	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC	—	69,384	—	—	—	69,384	2,583
Total investments—non-controlled/affiliated	$103,064	$72,691	$(16)	$—	$(8,539)	$167,200	$6,496
(15)As of June 30, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities:

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$1,272	$(9)
AAH Topco., LLC	Delayed Draw	1.00	2,865	(17)
AArete Investment, LLC	Delayed Draw	1.00	1,628	(2)
AArete Investment, LLC	Revolver	0.50	651	(1)
Addev Group (France)	Delayed Draw	1.50	€37	(1)
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw	1.00	6,866	(103)
Advanced Infusion Solutions Acquisition, LLC	Revolver	0.50	1,446	(22)
Advanced Web Technologies Holding Company	Revolver	0.50	1,406	(13)
AGS Health BCP LLC	Delayed Draw	1.00	3,152	7
AGS Health BCP LLC	Revolver	0.25	1,119	2
Align Precision Group, LLC	Delayed Draw	1.00	258	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	743	(1)
Alpine Acquisition Corp II	Delayed Draw	0.50	196	—
Alpine Acquisition Corp II	Revolver	0.50	784	—
AmpersCap LLC	Delayed Draw	1.00	7,058	(52)
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00	892	(17)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50	339	(6)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Apex Companies Holdings, LLC	Delayed Draw	1.00%		$6,532	$(29)
API Holdings III LLC	Delayed Draw	0.50		2,717	(27)
API Holdings III LLC	Revolver	0.50		2,717	(27)
Apollo Purchaser, Inc. (Canada)	Delayed Draw	—	C$	1,995	(14)
Apollo Purchaser, Inc. (Canada)	Revolver	0.50	C$	1,710	(12)
Artifact Bidco, Inc.	Delayed Draw	0.50		345	(0)
Artifact Bidco, Inc.	Revolver	0.25		246	(0)
Ascend Buyer, LLC	Revolver	0.50		2,199	(8)
Associations, Inc.	Delayed Draw	—		716	—
Associations, Inc.	Revolver	0.50		1,221	—
Athlete Buyer, LLC	Revolver	0.50		307	(56)
Atlas US Finco, Inc.	Revolver	0.50		2,594	1
Auditboard, Inc.	Revolver	0.50		1,714	(33)
Azurite Intermediate Holdings, Inc.	Revolver	0.50		875	(14)
Bamboo Health Holdings, LLC	Revolver	0.50		4,542	(10)
Bayside OPCP, LLC	Revolver	0.50		1,623	—
BCTO Bobsled Purchaser, Inc.	Delayed Draw	0.50		1,103	(8)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50		331	(2)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50		700	(44)
Bingo Group Buyer, Inc.	Delayed Draw	0.75		3,280	(33)
Bingo Group Buyer, Inc.	Revolver	0.50		636	(6)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25		€1,787	(36)
Businessolver.com, Inc.	Delayed Draw	1.00		2,825	(38)
Businessolver.com, Inc.	Revolver	0.50		1,258	(17)
Celerion Buyer, Inc.	Revolver	0.50		893	(9)
Cliffwater LLC	Revolver	0.38		3,465	(17)
Cority Software Inc. (Canada)	Revolver	0.38		4,025	(20)
Coupa Holdings, LLC	Revolver	0.50		246	—
CST Holding Company	Revolver	0.50		940	(2)
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00		€1,013	(9)
Deerfield Dakota Holding, LLC	Revolver	0.50		2,706	(58)
Denali Intermediate Holdings, Inc.	Revolver	0.50		1,179	(9)
Diligent Corporation	Revolver	0.50		467	(15)
Divisions Holding Corporation	Revolver	0.50		1,920	2
Dwyer Instruments, Inc.	Revolver	0.50		615	—
Einstein Parent, Inc.	Revolver	0.50		3,142	(126)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Ellkay, LLC	Revolver	0.50%		$2,460	$(94)
Eltera Bidco AS (Norway)	Delayed Draw	—	NOK	22,559	(34)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00		476	(4)
Embark Intermediate Holdings, LLC	Revolver	0.50		397	(4)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00		£923	(28)
Enverus, Inc.	Delayed Draw	1.00		2,718	(20)
Enverus, Inc.	Revolver	0.50		1,088	(8)
Espresso Bidco Inc.	Delayed Draw	1.00		474	(6)
Espresso Bidco Inc.	Revolver	0.50		2,616	(36)
Essential Services Holding Corporation	Revolver	0.50		104	(1)
Excel Fitness Holdings, Inc.	Revolver	0.50		1,484	(32)
Excelitas Technologies Corp.	Revolver	0.50		2,069	(3)
Flexera Software LLC	Revolver	0.38		607	(14)
FPG Intermediate Holdco, LLC	Delayed Draw	—		20	—
Fullsteam Operations LLC	Delayed Draw	1.00		2,177	(84)
Fullsteam Operations LLC	Revolver	0.50		490	(19)
GGG Midco, LLC	Delayed Draw	1.00		678	(7)
GGG Midco, LLC	Revolver	0.50		387	(4)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50		5,085	(48)
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50		2,543	(24)
Greenhouse Software, Inc.	Revolver	0.50		2,204	(24)
GS AcquisitionCo, Inc.	Delayed Draw	1.00		1,127	(55)
GS AcquisitionCo, Inc.	Revolver	0.50		—	(0)
Gymspa (France)	Delayed Draw	1.73		€554	3
Hercules Borrower LLC	Revolver	0.38		2,160	(15)
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50		12,945	(58)
Holding Argon (France)	Delayed Draw	1.00		€3,268	(75)
Hoosier Intermediate, LLC	Revolver	0.38		2,401	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00		5,592	(25)
Horizon Avionics Buyer, LLC	Revolver	0.50		2,186	(10)
HS Spa Holdings Inc.	Revolver	0.50		960	(7)
Hyphen Solutions, LLC	Delayed Draw	1.00		1,256	(16)
Hyphen Solutions, LLC	Revolver	0.50		754	(10)
Icefall Parent, Inc.	Revolver	0.25		992	(7)
iCIMS, Inc.	Revolver	0.50		1,727	(75)
IEM New Sub 2, LLC	Delayed Draw	1.00		3,842	(16)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
IG Investments Holdings, LLC	Revolver	0.50%	$350	$—
IQN Holding Corp.	Revolver	0.38	391	(3)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50	10,231	(119)
Iron Infinity Buyer Sub, Inc.	Revolver	0.50	4,213	(49)
Jawbreaker Parent, Inc.	Delayed Draw	—	896	(8)
Jawbreaker Parent, Inc.	Revolver	0.50	896	(8)
Kona Buyer, LLC	Delayed Draw	1.00	425	1
Kona Buyer, LLC	Revolver	0.50	38	0
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,844	(126)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(61)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(31)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(20)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	(0)
Material Holdings, LLC	Delayed Draw	—	808	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.25	1,111	(11)
McQueen Bidco PTY LTD. (Australia)	Revolver	0.38	3,399	27
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Mindbody, Inc.	Revolver	0.50	2,684	(39)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	1
Monarch Buyer, Inc.	Delayed Draw	1.00	7,550	(102)
Monarch Buyer, Inc.	Revolver	0.50	3,463	(47)
More Cowbell II, LLC	Delayed Draw	0.50	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,966	—
NFO Orange Buyer, LLC	Delayed Draw	—	176	(1)
NFO Orange Buyer, LLC	Revolver	0.50	1,018	(5)
NMI AcquisitionCo, Inc.	Revolver	0.50	320	(1)
North Haven Fairway Buyer, LLC	Revolver	0.50	675	(4)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(41)
Oak Purchaser, Inc.	Delayed Draw	0.50	2,618	(42)
Oak Purchaser, Inc.	Revolver	0.50	1,390	(11)
OEConnection, LLC	Delayed Draw	0.50	667	(9)
OEConnection, LLC	Revolver	0.50	176	(2)
OEI, Inc.	Delayed Draw	1.00	10,651	100
OEI, Inc.	Revolver	0.50	414	4

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Onward Acquierco, Inc	Revolver	0.50%		$3,316	$(24)
Optimizely North America Inc.	Revolver	0.50		1,091	(84)
Orbcomm Inc.	Delayed Draw	—		262	(3)
Orbcomm Inc.	Revolver	0.50		399	(4)
Orthrus Limited (United Kingdom)	Delayed Draw	1.00		£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£1,412	(14)
Pound Bidco Inc. (Canada)	Revolver	0.50		643	(2)
PPV Intermediate Holdings, LLC	Delayed Draw	1.00		7,901	(312)
PPV Intermediate Holdings, LLC	Revolver	0.50		858	(17)
Propio LS, LLC	Revolver	0.50		251	(6)
PROS Parent, Inc.	Revolver	0.38		132	(0)
PXO Holdings I Corp.	Revolver	0.50		585	(10)
QBS Parent, Inc.	Delayed Draw	1.00		7,778	(91)
QBS Parent, Inc.	Revolver	0.50		4,120	(48)
Radwell Parent, LLC	Delayed Draw	0.50		3,849	(3)
Radwell Parent, LLC	Revolver	0.38		1,791	(2)
Rialto Management Group, LLC	Revolver	0.50		1,506	(16)
Rotation Buyer, LLC	Delayed Draw	1.00		2,369	(49)
Rotation Buyer, LLC	Revolver	0.50		909	(19)
Saguaro Buyer, LLC	Delayed Draw	1.00		974	(8)
Saguaro Buyer, LLC	Revolver	0.50		574	(5)
SCHP Purchaser, INC	Revolver	0.50		3,100	(23)
SCP Eye Care HoldCo, LLC	Revolver	0.50		861	—
Seahawk Bidco, LLC	Delayed Draw	1.00		9,627	(87)
Seahawk Bidco, LLC	Revolver	0.50		761	(7)
Secretariat Advisors LLC	Delayed Draw	4.00		2,151	(47)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,930	(24)
Smarsh Inc.	Delayed Draw	1.00		1,451	(24)
Smarsh Inc.	Revolver	0.50		522	(9)
Specialty Pharma III, Inc.	Revolver	0.50		1,750	(5)
Speedstar Holding LLC	Delayed Draw	1.00		1,789	(315)
SPF Borrower, LLC	Revolver	0.50		1,544	—
Spotless Brands, LLC	Revolver	0.50		1,553	—
Summit Bidco, Inc. (Canada)	Revolver	0.38	C$	96	(1)
Tank Holding Corp.	Revolver	0.38		1,462	(125)
The Chartis Group, LLC	Delayed Draw	1.00		3,601	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
The Chartis Group, LLC	Revolver	0.50%		$2,390	$—
Thor (BC) Bidco AB (Sweden)	Delayed Draw	—	SEK	14,897	(15)
Total Power Limited (Canada)	Delayed Draw	1.00	C$	1,237	(13)
Total Power Limited (Canada)	Revolver	0.50	C$	1,246	(13)
TS Imagine Intermediate Inc.	Delayed Draw	—	409		(6)
TS Imagine Intermediate Inc.	Revolver	0.50	1,023		(15)
Tufin Software North America, Inc.	Revolver	0.50	3,738		—
U.S. Legal Support, Inc.	Revolver	0.50	939		(8)
UFT Buyer LLC	Delayed Draw	0.50	267		(1)
UFT Buyer LLC	Revolver	0.50	132		(0)
Victors Purchaser, LLC	Delayed Draw	0.50	1,330		(3)
Victors Purchaser, LLC	Revolver	0.50	2,282		(5)
VRC Companies, LLC	Revolver	0.50	833		(3)
Whitney Merger Sub, Inc.	Revolver	0.50	4,895		(88)
Wineshipping.com LLC	Delayed Draw	—	949		(325)
Wineshipping.com LLC	Revolver	0.50	238		(82)
World 50, Inc.	Revolver	0.50	860		(0)
YLG Holdings, Inc.	Delayed Draw	1.00	454		(0)
YLG Holdings, Inc.	Revolver	0.50	456		(0)
Total unfunded commitments				$354,011	$(4,345)
The type of investments as of June 30, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,984,898	$1,934,565	82.0%
Second Lien Debt	87,927	78,289	3.3
Equity Investments	141,630	154,017	6.5
Investment Funds	199,886	193,138	8.2
Total	$2,414,341	$2,360,009	100.0%
The rate type of debt investments as of June 30, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,059,341	$1,999,373	99.3%
Fixed Rate	13,484	13,481	0.7
Total	$2,072,825	$2,012,854	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
The industry composition of investments as of June 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$56,832	$55,894	2.4%
Auto Aftermarket & Services	43,386	39,025	1.7
Beverage & Food	17,937	11,827	0.5
Business Services	162,218	160,694	6.8
Capital Equipment	110,408	106,170	4.5
Chemicals, Plastics & Rubber	32,895	32,259	1.4
Construction & Building	67,302	59,898	2.5
Consumer Goods: Durable	428	401	0.0
Consumer Goods: Non-Durable	4,509	4,560	0.2
Consumer Services	195,368	187,952	8.0
Containers, Packaging & Glass	55,135	54,987	2.3
Diversified Financial Services	217,090	217,033	9.2
Energy: Electricity	12,096	11,880	0.5
Energy: Oil & Gas	3,161	3,033	0.1
Environmental Industries	61,805	54,244	2.3
Healthcare & Pharmaceuticals	415,251	423,313	17.9
High Tech Industries	158,763	149,071	6.3
Investment Funds	199,886	193,138	8.2
Leisure Products & Services	123,349	121,807	5.2
Media: Advertising, Printing & Publishing	318	220	0.0
Media: Broadcasting & Subscription	246	248	0.0
Media: Diversified & Production	13,594	14,334	0.6
Retail	19,175	19,048	0.8
Software	300,534	298,774	12.7
Sovereign & Public Finance	6,165	5,807	0.2
Telecommunications	41,176	40,173	1.7
Transportation: Cargo	42,657	41,657	1.8
Transportation: Consumer	519	520	0.0
Utilities: Oil & Gas	14,803	14,529	0.6
Utilities: Water	8,972	9,250	0.4
Wholesale	28,363	28,263	1.2
Total	$2,414,341	$2,360,009	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of June 30, 2026
(amounts in thousands) (unaudited)
The geographical composition of investments as of June 30, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,212	$5,293	0.2%
Canada	71,149	76,177	3.3
France	27,893	28,415	1.2
Germany	9,668	9,457	0.4
Ireland	7,278	7,630	0.3
Italy	37,204	38,512	1.6
Luxembourg	12,980	12,612	0.5
Norway	6,550	6,072	0.3
Spain	7,544	7,451	0.3
Sweden	9,062	7,979	0.3
United Kingdom	108,940	109,832	4.7
United States	2,110,861	2,050,579	86.9
Total	$2,414,341	$2,360,009	100.0%
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.8% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.18%	3/31/2025	3/31/2031	$20,145	$19,938	$19,912	1.70%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.72%	3/31/2025	12/31/2027	2,242	2,173	2,200	0.19
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	6/5/2025	6/5/2031	3,304	3,238	3,274	0.28
Addev Group (France)	(a)	(2)(7)(15)	Chemicals, Plastics & Rubber	EURIBOR	5.75%	7.77%	10/28/2025	10/28/2032	€259	293	295	0.03
ADPD Holdings, LLC	(a)(c)	(2)(3)(11)	Consumer Services	SOFR	6.00%	9.80%	8/16/2022	8/16/2028	21,287	20,487	19,104	1.64
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	10.33%	12/17/2020	12/17/2027	15,693	15,584	15,488	1.33
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2025	7/31/2032	—	(11)	15	0.00
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.25%	9.01%	12/5/2023	12/5/2029	4,571	4,507	4,537	0.39
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	10/31/2023	10/31/2030	36,631	36,571	36,401	3.12
Alpine Acquisition Corp II	(a)(c)(d)	(2)(3)(8)(15)	Transportation: Cargo	SOFR	6.00%	9.65%	4/19/2022	11/30/2029	23,667	19,680	10,301	0.88
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.92%	12/17/2024	12/17/2032	8,852	8,681	8,664	0.74
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	3/28/2025	8/10/2030	9,452	9,413	9,440	0.81
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2023	1/31/2028	19,448	19,328	19,259	1.65
Applied Technical Services, LLC	(a)(b)	(2)(3)(15)	Business Services	SOFR	5.25%	8.92%	4/8/2025	4/8/2031	18,329	18,117	18,137	1.55
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	7.82%	7/26/2024	7/26/2031	1,409	1,397	1,409	0.12
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	8.92%	9/30/2021	9/30/2028	28,863	28,880	28,783	2.47
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.40%	5/3/2024	7/2/2028	20,060	20,102	20,171	1.73
Athlete Buyer, LLC	(a)(b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	9.67%	3/29/2024	4/26/2029	14,724	14,516	12,931	1.11
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.75%	8.61%	12/15/2022	12/12/2029	5,220	5,138	5,225	0.45
Auditboard, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.19%	7/12/2024	7/12/2031	13,286	13,179	13,272	1.14
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	4.50%	8.24%	12/10/2025	7/12/2031	3,143	3,119	3,141	0.27
Azurite Intermediate Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.72%	3/19/2024	3/19/2031	7,870	7,898	7,914	0.68
Bamboo Health Holdings, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.47%	5/6/2021	5/6/2028	28,361	28,187	28,526	2.44
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	10.88%	5/7/2025	5/7/2030	16,216	15,884	16,011	1.37

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Dance Midco S.a.r.l. (United Kingdom)	(a)(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.06%	10/25/2024	10/25/2031	€11,625	$12,388	$13,500	1.16%
DCA Investment Holding LLC	(a)	(2)(3)(8)	Healthcare & Pharmaceuticals	SOFR	6.41%	10.06%	3/11/2021	4/3/2028	13,993	13,916	12,255	1.05
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2025	9/12/2032	25,963	25,675	25,658	2.20
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2025	8/26/2032	—	(14)	(14)	0.00
Denali Midco 2, LLC	(a)(b)(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.97%	9/15/2022	12/22/2028	16,881	16,764	16,782	1.44
Diligent Corporation	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.82%	8/4/2020	8/4/2030	8,032	8,090	7,886	0.68
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.17%	4/17/2025	4/17/2032	—	(21)	16	0.00
Dwyer Instruments, Inc.	(a)(b)(c)(d)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2021	7/21/2029	26,426	26,360	26,426	2.26
Einstein Parent, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	6.50%	10.36%	1/22/2025	1/22/2031	30,371	29,678	30,019	2.57
Eliassen Group, LLC	(a)(b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2022	4/14/2028	10,712	10,615	10,439	0.89
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.25%, 3.50% PIK	10.60%	5/14/2025	9/14/2030	34,933	34,601	34,678	2.97
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.22%	9/2/2025	9/2/2032	1,995	1,957	1,956	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Diversified Financial Services	SONIA	3.75%, 3.50% PIK	11.22%	4/16/2025	4/16/2031	£1,556	1,871	2,023	0.17
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.88%, 4.43% PIK	12.28%	4/16/2025	4/16/2031	£4,128	5,312	5,453	0.47
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2025	12/18/2032	—	(15)	(16)	0.00
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	2.63%, 3.13% PIK	9.42%	3/25/2025	3/25/2032	21,780	21,394	21,740	1.86
Essential Services Holding Corporation	(a)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.88%	6/17/2024	6/17/2031	1,591	1,585	1,585	0.14
Excel Fitness Holdings, Inc.	(a)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.48%	4/29/2022	4/29/2030	816	806	810	0.07
Excel Fitness Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	5/13/2024	4/29/2030	13,375	13,290	13,308	1.14
Excelitas Technologies Corp.	(a)(c)	(2)(3)	Capital Equipment	EURIBOR	5.25%	7.15%	8/12/2022	8/12/2029	€3,372	3,572	3,964	0.34
Excelitas Technologies Corp.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	8.97%	8/12/2022	8/12/2029	10,556	10,514	10,556	0.90
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.50%	6.68%	8/15/2025	8/15/2032	€1,968	2,298	2,307	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.50%	8.60%	8/15/2025	8/15/2032	8,408	8,387	8,385	0.72
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00%	8.75%	7/25/2025	6/30/2029	43	42	43	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00%	8.70%	7/25/2025	6/30/2029	90	90	90	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2025	8/8/2031	6,531	6,442	6,437	0.55
Galileo Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Telecommunications	SOFR	5.75%	9.42%	11/26/2024	5/3/2030	35,067	35,044	35,250	3.02

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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2025	3/19/2032		$—	$(34)	$(24)	0.00%
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.17%	5/14/2025	5/14/2031		27,623	27,496	27,419	2.35
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	4.75%	8.42%	2/18/2022	2/18/2029		9,044	8,939	9,045	0.77
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.21%	10/1/2025	10/1/2032	C$	556	393	399	0.03
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.40%	12/23/2025	12/23/2032		15,500	15,413	15,413	1.32
Speedstar Holding LLC	(a)(b)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.84%	7/2/2024	7/22/2027		17,988	17,850	17,222	1.48
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	8/30/2024	7/25/2028		9,022	8,961	9,066	0.78
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.62%	6/21/2022	7/25/2028		46,947	46,657	47,187	4.04
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	4.50%	8.27%	12/4/2025	12/4/2032		956	943	942	0.08
Tank Holding Corp.	(a)(b)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2022	3/31/2028		24,731	24,549	22,455	1.92
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.72%	9/26/2024	3/31/2028		3,522	3,498	3,217	0.28
TCFI Aevex LLC	(b)(d)	(2)(3)(11)	Aerospace & Defense	SOFR	6.00%	9.72%	3/18/2020	3/18/2028		12,339	12,331	12,038	1.03
The Chartis Group, LLC	(a)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2024	9/17/2031		795	744	866	0.07
Total Power Limited (Canada)	(a)(c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.76%	7/22/2024	7/22/2030	C$	13,604	9,611	9,814	0.84
Tufin Software North America, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.65%	8/17/2022	8/17/2028		38,555	38,224	38,387	3.29
Turbo Buyer, Inc.	(a)(d)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	12/2/2019	6/1/2026		13,442	13,357	13,442	1.15
U.S. Legal Support, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.50%	9.22%	11/30/2018	5/31/2026		23,338	23,327	23,254	1.99
US INFRA SVCS Buyer, LLC	(a)(d)	(2)(3)(11)	Environmental Industries	SOFR	2.50%, 4.75% PIK	11.13%	4/13/2020	4/13/2027		11,384	11,195	9,112	0.78
USR Parent Inc.	(a)(b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.32%	4/22/2022	4/25/2027		4,320	4,298	4,288	0.37
Vensure Employer Services, Inc.	(a)(b)(c)	(2)(15)	Business Services	SOFR	5.00%	8.70%	9/27/2024	9/27/2031		31,037	30,879	30,726	2.63
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2025	12/23/2032		216	196	204	0.02
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.62%	8/20/2025	8/20/2030		£7,264	9,513	9,571	0.82
VRC Companies, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.09%	7/29/2025	6/29/2027		—	(2)	—	—
Whitney Merger Sub, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2025	7/3/2032		24,266	23,990	23,976	2.05
Wineshipping.com LLC	(a)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	9.92%	10/29/2021	12/29/2028		17,691	16,448	12,342	1.06
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.70%	3/22/2024	3/22/2030		18,805	18,507	18,823	1.61

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
(c) Denotes that all or a portion of the assets are owned by the Company's wholly owned subsidiary, Carlyle Secured Lending III SPV, L.L.C (the “CSL III SPV”). Accordingly, such assets are not available to creditors of the Company and the 2015-1 Issuer.
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
(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities:

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
As of June 30, 2026
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
The Company’s investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The Company's core investment strategy focuses on lending to U.S. middle market companies, which the Company defines as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle’s Global Credit platform while offering risk-diversifying portfolio benefits. The Company seeks to achieve its objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of its assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.
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
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing $449,000 in new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing $410,000 in new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and June 30, 2026. The Class C-R Notes are eliminated in consolidation. Refer to Note 9, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing from the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of June 30, 2026, increased from $175,000 each on February 11, 2026. Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
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
On May 5, 2020, the Company issued and sold 2,000,000 shares of cumulative convertible preferred stock, par value $0.01 per share (the “Preferred Stock”), to an affiliate of Carlyle in a private placement at a price of $25 per share. On March 27, 2025, in connection with the CSL III Merger (as defined below), the Company entered into a preferred stock exchange agreement (the “Preferred Stock Exchange Agreement”) with CIM, the holder of record of shares of the Preferred Stock. Pursuant to the Preferred Stock Exchange Agreement, CIM surrendered all 2,000,000 outstanding shares of Preferred Stock in exchange for a number of shares of the Company’s common stock equal to the aggregate liquidation preference of the Preferred Stock divided by the net asset value per share of the Company as of March 25, 2025 (the “Preferred Stock Exchange”). Immediately prior to the Preferred Stock Exchange, the Company paid all accrued and unpaid dividends on the Preferred Stock. Following the Preferred Stock Exchange, the Preferred Stock was cancelled and is no longer outstanding. See Note 11, Net Assets, to these unaudited consolidated financial statements for additional information regarding the Preferred Stock and the Preferred Stock Exchange.
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
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company uses forward currency contracts to economically hedge the currency exposure associated with certain foreign-denominated investments. The use of forward currency contracts does not eliminate fluctuations in the price of the underlying securities the Company owns or intends to acquire but establishes a rate of exchange in advance. Until the contracts are closed, fluctuations in the value of these contracts are measured by the difference in the exchange rates on the contract date and reporting date and are recorded as net change in unrealized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. When the contracts are closed, realized gains (losses) are recorded as net realized gain (loss) on forward currency contracts within the Consolidated Statements of Operations. The forward currency contracts are recorded at fair value on the Consolidated Statements of Assets and Liabilities by counterparty on a net basis, not taking into account collateral posted which is recorded separately, if applicable. The change in fair value of the forward currency contracts is reflected as net change in unrealized (gain) loss on forward currency contracts within the Consolidated Statements of Cash Flows. Refer to Note 8, Derivative Instruments, to these unaudited consolidated financial statements for further information.
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in derivative assets, at fair value in the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in derivative liabilities, at fair value in accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net change in unrealized gain (loss) on interest rate swaps within the Consolidated Statements of Cash Flows.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 8, Derivative Instruments, to these unaudited consolidated financial statements) and interest rate swap agreements are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities in accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of June 30, 2026 and December 31, 2025, the Company held restricted cash balances of $22,920 and $31,474, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of June 30, 2026 and December 31, 2025, there was no restricted cash denominated in foreign currencies. As of June 30, 2026 and December 31, 2025, the cost of foreign currencies was $923 and $3,453, respectively. As of June 30, 2026 and December 31, 2025, the fair value of foreign currencies was $932 and $3,467, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of June 30, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $368,267 and $305,090, respectively, which represents approximately 15.6% and 12.4%, respectively, of total investments at fair value. For the three and six months ended June 30, 2026, the Company earned $6,850 and $13,331 in PIK income, respectively. For the three and six months ended June 30, 2025, the Company earned $5,189 and $10,568 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund, Credit Fund II and Structured Credit Partners, and other investment funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and six months ended June 30, 2026, the Company earned $866 and $3,461, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees. For the three and six months ended June 30, 2025, the Company earned $1,451 and $2,402, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, the fair value of investments on non-accrual status was $13,765 and $30,541, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and December 31, 2025 and for the periods then ended.

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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the three and six months ended June 30, 2026 was $(94) and $(272). The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation or appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.
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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and six months ended June 30, 2026, the Company incurred $680 and $1,121 in excise tax expense, respectively. For the three and six months ended June 30, 2025, the Company incurred $380 and $1,056 in excise tax expense, respectively.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of June 30, 2026 and audited consolidated financial statements as of December 31, 2025.
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

The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,934,565	$1,934,565
Second Lien Debt	—	—	78,289	78,289
Equity Investments	414	—	153,603	154,017
Investment Funds	—	—	193,138	193,138
Total Investments	$414	$—	$2,359,595	$2,360,009
Derivative assets(1)	—	765	—	765
Liabilities
Derivative liabilities(1)	—	(11,899)	—	(11,899)
Total				$2,348,875

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,061,847	$2,061,847
Second Lien Debt	—	—	95,130	95,130
Equity Investments	—	—	143,331	143,331
Investment Funds	—	—	163,614	163,614
Total Investments	$—	$—	$2,463,922	$2,463,922
Derivative assets(1)	—	298	—	298
Liabilities
Derivative liabilities(1)	—	(1,436)	—	(1,436)
Total				$2,462,784
(1)As of June 30, 2026 derivative assets and liabilities consisted of interest rate swaps and forward currency contracts and as of December 31, 2025, derivative assets and liabilities consisted of interest rate swaps.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the six months ended June 30, 2026, there were transfers of $276 out of Level 3 and no transfers into Level 3. For the six months ended June 30, 2025, there were no transfers between levels.
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,899,631	$78,325	$156,091	$142,782	$2,276,829
Purchases	238,574	774	5,766	49,586	294,700
Sales	(134,729)	(686)	(68)	—	(135,483)
Paydowns	(51,027)	—	—	—	(51,027)
Accretion of discount	1,426	122	18	—	1,566
Net realized gains (losses)	(2,556)	686	77	—	(1,793)
Net change in unrealized appreciation (depreciation)	(16,754)	(932)	(8,281)	770	(25,197)
Balance, end of period	$1,934,565	$78,289	$153,603	$193,138	$2,359,595
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(18,517)	$(932)	$(8,281)	$770	$(26,960)

	Financial Assets
	Six Months Ended June 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$2,061,847	$95,130	$143,331	$163,614	$2,463,922
Purchases	436,901	1,839	24,675	69,385	532,800
Sales	(297,582)	(701)	(2,059)	—	(300,342)
Paydowns	(228,115)	(11,702)	—	(40,500)	(280,317)
Accretion of discount	3,697	350	32	—	4,079
Net realized gains (losses)	(12,025)	376	374	—	(11,275)
Net change in unrealized appreciation (depreciation)	(30,158)	(7,003)	(12,474)	639	(48,996)
Transfers Out of Level 3	—	—	(276)	—	(276)
Balance, end of period	$1,934,565	$78,289	$153,603	$193,138	$2,359,595
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(40,073)	$(6,930)	$(11,635)	$639	$(57,999)

	Financial Assets
	Three Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,873,091	$129,629	$121,515	$121,391	$2,245,626
Purchases	373,530	1,060	2,344	—	376,934
Sales	(149,351)	—	(11)	—	(149,362)
Paydowns	(99,899)	(38,090)	—	—	(137,989)
Accretion of discount	2,424	741	56	—	3,221
Net realized gains (losses)	(362)	(6)	11	—	(357)
Net change in unrealized appreciation (depreciation)	(2,115)	(2,369)	2,599	(1,227)	(3,112)
Balance, end of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(1,587)	$(1,771)	$2,599	$(1,227)	$(1,986)

	Financial Assets
	Six Months Ended June 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	545,453	2,049	5,942	—	553,444
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - Credit Fund II Purchase	181,645	9,493	63	—	191,201
Sales	(237,636)	(1,137)	(6,426)	(62,500)	(307,699)
Paydowns	(286,905)	(38,190)	—	—	(325,095)
Accretion of discount	5,173	901	115	—	6,189
Net realized gains (losses)	563	(7,980)	33	—	(7,384)
Net change in unrealized appreciation (depreciation)	(13,796)	5,245	7,609	28	(914)
Balance, end of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(15,224)	$(2,128)	$7,485	$28	$(9,839)
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
Investments in Credit Fund’s mezzanine loan are valued using collateral analysis with the expected recovery rate of principal and interest. Investments in Credit Fund’s subordinated loan and member’s interest and in Structured Credit Partners Class A and Class B membership interests are valued using discounted cash flow analysis with the expected discount rate, default rate and recovery rate of principal and interest.
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of June 30, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	June 30, 2026			Low	High
Investments in First Lien Debt	$1,670,624	Discounted Cash Flow	Discount Rate	7.41%	24.07%	9.72%
	180,902	Consensus Pricing	Indicative Quotes	23.08%	100.00%	95.78%
	83,039	Income Approach	Discount Rate	8.59%	18.00%	10.00%
		Market Approach	Comparable Multiple	4.03x	11.27x	9.49x
Total First Lien Debt	1,934,565
Investments in Second Lien Debt	59,744	Discounted Cash Flow	Discount Rate	14.29%	21.72%	18.55%
	11,505	Consensus Pricing	Indicative Quotes	88.50%	88.50%	88.50%
	7,040	Income Approach	Discount Rate	9.93%	10.57%	9.93%
Total Second Lien Debt	78,289
Investments in Equity	70,711	Income Approach	Discount Rate	8.79%	15.96%	12.35%
	19,918	Consensus Pricing	Indicative Quotes	1.29x	1.29x	1.29x
	62,974	Market Approach	Comparable Multiple	3.00x	18.75x	10.14x
Total Equity Investments	153,603
Investments in Investment Funds	193,138	Discounted Cash Flow	Discount Rate	13.00%	13.50%	13.18%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	193,138
Total Level 3 Investments	$2,359,595

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$1,818,450	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.33%
	159,132	Consensus Pricing	Indicative Quotes	64.38%	100.00%	95.82%
	84,265	Income Approach	Discount Rate	9.96%	14.55%	11.57%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.57x
Total First Lien Debt	2,061,847
Investments in Second Lien Debt	76,571	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.00%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	6,575	Income Approach	Discount Rate	9.96%	13.35%	9.97%
Total Second Lien Debt	95,130
Investments in Equity	56,658	Income Approach	Discount Rate	9.75%	16.16%	12.37%
	86,673	Market Approach	Comparable Multiple	3.00x	21.25x	10.84x
Total Equity Investments	143,331
Investments in Investment Funds
Mezzanine Loan	40,500	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	123,114	Discounted Cash Flow	Discount Rate	11.75%	11.75%	11.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	163,614
Total Level 3 Investments	$2,463,922
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
The significant unobservable inputs used in the fair value measurement of the Company’s investments in the subordinated loan and member’s interest of Credit Fund and the member’s interest of Structured Credit Partners are the discount rate, default rate and recovery rate. Significant increases in the discount rate or default rate in isolation would result in a significantly lower fair value measurement. A significant decrease in the recovery rate in isolation would result in a significantly lower fair value measurement.

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, the Senior Notes, and the 2015-1N Debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$332,137	$332,137	$563,660	$563,660
2030 Notes	300,000	305,024	300,000	299,749
2031 Notes	300,000	306,878	300,000	301,436
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,078	240,000	240,118
2015-1N Aaa/AAA Class A-L Loans	50,000	50,016	50,000	50,025
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,001	20,000	20,001
2015-1N AA Class A-2-RR Notes	30,000	29,913	30,000	29,858
2015-1N A Class B-R Notes	40,000	39,916	40,000	39,799
Total	$1,312,137	$1,323,963	$1,543,660	$1,544,646
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
The base management fee is calculated at an annual rate of 1.50% of the average value of the Company’s gross assets at the end of the two most recently completed fiscal quarters; provided, however, the base management fee is calculated at an annual rate of 1.00% of the Company’s gross assets as of the end of the two most recently completed calendar quarters that exceeds the product of (A) 200% and (B) the average value of the Company’s net asset value at the end of the two most recently completed calendar quarters. “Gross assets” is determined on a consolidated basis in accordance with U.S. GAAP, includes assets acquired through the incurrence of debt (see Note 9, Borrowings, to these unaudited consolidated financial statements), and excludes cash and any temporary investments in cash equivalents. For purposes of this calculation, cash and cash equivalents includes U.S. government securities and other high quality investment grade debt investments that mature in 12 months or less from the date of investment. The base management fee is payable quarterly in arrears, will be appropriately adjusted for any share issuances or repurchases during the applicable fiscal quarters, and will be appropriately pro-rated for any partial month or quarter.
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
Below is a summary of the base management fees and incentive fees incurred during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Base management fees	$8,643	$8,665	$17,429	$16,274
Incentive fees	5,125	5,934	10,473	10,334
Total base management fees and incentive fees	$13,768	$14,599	$27,902	$26,608
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and six months ended June 30, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of June 30, 2026 and December 31, 2025, $13,768 and $14,360, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and six months ended June 30, 2026, the Company incurred $649 and $1,131, respectively, in fees under the Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred $498 and $904, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $668 and $1,261, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and six months ended June 30, 2026, the Company incurred $198 and $404, respectively, in fees under the State Street Sub-Administration Agreement. For the three and six months ended June 30, 2025, the Company incurred $201 and $383, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, $471 and $333, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, and a Compensation Committee. The members of Audit, Nominating and Governance and Compensation committees consist entirely of Independent Directors. In 2024, the Board of Directors established a Special Committee, consisting solely of Independent Directors, to evaluate the terms of the CSL III Merger. The Special Committee is no longer active. The Board of Directors may establish additional committees in the future. For the three and six months ended June 30, 2026, the Company incurred $200 and $387, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. For the three and six months ended June 30, 2025, the Company incurred $188 and $336, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended June 30,
	2026	2025
Number of investments sold	9	9
Proceeds from investments	$121,420	$149,058
Realized gain (loss) from investments	$(300)	$(371)

	Six Months Ended June 30,
	2026	2025
Number of investments sold	18	16
Proceeds from investments	$274,062	$237,908
Realized gain (loss) from investments	$(741)	$392
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
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended on February 11, 2026 to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of June 30, 2026, increased from $175,000 each on February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through June 30, 2026 and December 31, 2025, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. Below is certain summarized consolidated financial information for Credit Fund as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,191,222 and $970,522, respectively)	$1,175,963	$957,830
Cash, cash equivalents and restricted cash(1)	31,870	90,283
Other assets	12,786	17,302
Total assets	$1,220,619	$1,065,415
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$1,002,509	$589,000
Mezzanine loans(2)	—	40,500
Other liabilities	18,843	229,032
Subordinated loans and members’ equity(3)	199,267	206,883
Total liabilities and members’ equity	$1,220,619	$1,065,415
(1)As of June 30, 2026 and December 31, 2025, $22,153 and $88,417, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2025, the fair value of the Company’s ownership interest in the mezzanine loan was $40,500. There was no ownership interest in the mezzanine loans as of June 30, 2026.

(3)As of June 30, 2026 and December 31, 2025, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $123,753 and $123,114, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$24,666	$15,416	$44,294	$29,646
Expenses
Interest expense and credit facility fees	12,066	6,381	21,449	12,543
Other expenses	683	572	1,282	949
Total expenses	12,749	6,953	22,731	13,492
Net investment income (loss)	11,917	8,463	21,563	16,154
Net realized gain (loss) on investment and foreign currency	(12)	—	(5,174)	—
Net change in unrealized appreciation (depreciation) on investments and foreign currency	(889)	(868)	(2,505)	(3,824)
Net increase (decrease) resulting from operations	$11,016	$7,595	$13,884	$12,330
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Senior secured loans(1)	$1,197,580	$978,828
Number of portfolio companies in Credit Fund	69	55
Average amount per portfolio company(1)	$17,356	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$329	$6,297
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$48,390	$36,618
Percentage of portfolio with PIK provisions(3)	4.1%	3.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of June 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.7% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(b)	(2)	Transportation: Consumer	SOFR	5.25%	8.98%	10/3/2032	$24,875	$24,552	$22,077
AGS Health BCP LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.92%	7/31/2032	9,152	9,130	9,171
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.64%	10/31/2030	22,352	22,230	22,321
Alpine Acquisition Corp II	(a)	(2)(3)(9)	Transportation: Cargo	SOFR	5.00%	8.64%	1/14/2031	840	840	840
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	8.89%	1/14/2031	1,079	1,079	1,079
AP Plastics Acquisition Holdings, LLC	(b)	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.37%	8/10/2030	19,750	19,616	19,373
Apex Companies Holdings, LLC	(b)	(2)(3)	Environmental Industries	SOFR	5.00%	8.67%	1/31/2030	20,375	20,340	20,284
Atlas US Finco, Inc.	(b)	(2)(3)	High Tech Industries	SOFR	5.00%	8.66%	12/9/2029	7,310	7,167	7,346
Atlas US Finco, Inc.	(b)	(2)(3)	High Tech Industries	SOFR	4.50%	8.16%	12/9/2029	21,349	21,265	21,361
BMS Holdings III Corp.	(b)	(2)(3)(6)	Construction & Building	SOFR	2.75%, 3.25% PIK	9.73%	3/31/2028	10,878	10,872	9,983
Businessolver.com, Inc.	(b)	(2)(3)	Business Services	SOFR	4.50%	8.23%	12/3/2032	18,867	18,779	18,612
Celerion Buyer, Inc.	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.63%	5/8/2033	22,573	22,324	22,323
Chartwell Cumming Holding Corporation	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.75%	8.48%	6/16/2033	5,562	5,329	5,327
Cliffwater LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.14%	4/22/2032	24,812	24,791	24,690
Cority Software Inc. (Canada)	(b)	(2)(3)	Software	SOFR	4.50%	8.16%	10/31/2032	34,617	34,213	34,444
CST Holding Company	(b)	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.64%	11/1/2028	9,620	9,620	9,603
Deerfield Dakota Holding, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.48%	9/12/2032	20,341	20,152	19,902
Denali Intermediate Holdings, Inc.	(b)	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.15%	8/26/2032	14,300	14,168	14,197
Divisions Holding Corporation	(b)	(2)(3)	Business Services	SOFR	4.50%	8.23%	4/17/2032	27,393	27,165	27,426
Dwyer Instruments, Inc.	(b)	(2)(3)	Capital Equipment	SOFR	4.75%	8.48%	7/21/2029	16,282	16,171	16,282
Eliassen Group, LLC	(b)	(2)(3)	Business Services	SOFR	5.75%	9.48%	4/14/2028	18,696	18,609	17,862
Enverus, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.15%	12/18/2032	16,974	16,878	16,847
Finastra USA, Inc.	(b)	(2)	High Tech Industries	SOFR	4.00%	7.75%	9/17/2032	24,938	24,711	22,905
GGG Midco, LLC	(a)(b)	(2)(3)(9)	Consumer Services	SOFR	4.75%	8.42%	4/1/2033	16,406	16,164	16,164
GI DI Emerald Intermediate Limited (United Kingdom)	(b)	(2)(3)	Business Services	EURIBOR	4.75%	7.04%	2/12/2033	€5,440	6,202	6,157
GI DI Emerald Intermediate Limited (United Kingdom)	(b)	(2)(3)	Business Services	SOFR	4.75%	8.48%	2/12/2033	8,826	8,738	8,742
Goose Borrower, L.P.	(a)(b)	(2)(3)(9)	Software	SOFR	4.75%	8.48%	3/2/2033	15,737	15,560	15,561
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.48%	12/15/2026	6,987	6,976	6,870
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	6.00%	9.73%	12/15/2026	23,392	23,382	23,030
Heartland Home Services, Inc.	(a)	(2)(3)(6)	Consumer Services	SOFR	6.75%	10.49%	12/15/2026	794	794	782
Higginbotham Insurance Agency, Inc.	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.14%	6/11/2031	8,755	8,755	8,715
Horizon Avionics Buyer, LLC	(b)	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.49%	3/28/2032	22,078	21,973	21,979

Consolidated Schedule of Investments as of June 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Hyphen Solutions, LLC	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.14%	8/6/2032	$6,748	$6,718	$6,661
IEM New Sub 2, LLC	(b)	(2)(3)	Energy: Electricity	SOFR	4.75%	8.37%	12/3/2031	19,705	19,613	19,625
Iron Infinity Buyer Sub, Inc.	(b)	(2)(3)	Utilities: Oil & Gas	SOFR	4.50%	8.23%	10/16/2032	19,950	19,903	19,718
KBP Investments, LLC	(b)	(2)(3)(6)	Beverage & Food	SOFR	5.25%	8.89%	5/25/2027	35,941	35,900	35,280
Kona Buyer, LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	7/23/2031	10,834	10,723	10,864
LDS Intermediate Holdings, L.L.C.	(b)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.64%	2/7/2032	25,390	25,225	24,983
Matterhorn Finco, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	5.50%	9.23%	3/5/2033	10,833	10,714	10,714
McQueen Bidco PTY LTD. (Australia)	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.13%	11/28/2032	24,480	24,363	24,676
Monarch Buyer, Inc.	(b)	(2)(3)	Business Services	SOFR	4.75%	8.49%	6/2/2032	19,850	19,663	19,583
More Cowbell II, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.24%	9/1/2030	21,250	21,250	21,250
NFO Orange Buyer, LLC	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.50%	8.13%	1/13/2033	15,009	14,938	14,924
North Haven Fairway Buyer, LLC	(b)	(2)(3)	Consumer Services	SOFR	5.00%	8.74%	5/17/2028	24,823	24,720	24,683
OEI, Inc.	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.50%	8.23%	12/29/2032	21,101	20,951	21,335
Onward Acquierco, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	2.38%, 2.68% PIK	8.69%	4/1/2033	18,696	18,503	18,505
Orbcomm Inc.	(a)(b)	(2)(9)	Telecommunications	SOFR	5.25%	8.98%	4/27/2032	18,090	17,847	17,847
Output Services Group, Inc.	(b)	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	9.98%	11/30/2028	4,160	3,112	3,712
PROS Parent, Inc.	(a)(b)	(2)(3)(9)	Transportation: Consumer	SOFR	4.75%	8.40%	12/9/2032	22,467	22,417	22,424
Pushpay USA Inc.	(b)	(2)	Diversified Financial Services	SOFR	3.75%	7.39%	8/18/2031	23,365	23,386	23,286
QBS Parent, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.23%	6/3/2032	26,610	26,527	26,299
Radwell Parent, LLC	(b)	(2)(3)	Wholesale	SOFR	4.75%	8.48%	4/1/2030	13,465	13,411	13,453
Ranpak B.V. (Netherlands)	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.14%	12/19/2031	7,688	7,616	7,649
Ranpak Corp.	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.14%	12/19/2031	12,012	11,901	11,952
Rialto Management Group, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.64%	12/5/2030	15,289	15,261	15,125
Rotation Buyer, LLC	(b)	(2)(3)	Capital Equipment	SOFR	4.75%	8.49%	12/27/2031	8,679	8,627	8,500
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.16%	10/24/2032	18,601	18,431	18,461
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.63%	10/24/2032	4,048	4,008	4,064
Seahawk Bidco, LLC	(a)(b)	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.73%	12/19/2031	14,292	14,201	14,067
Secretariat Advisors LLC	(b)	(2)	Construction & Building	SOFR	4.00%	7.73%	3/1/2032	17,626	17,552	17,241
SIG Parent Holdings, LLC	(a)(b)	(2)(3)(9)	Diversified Financial Services	SOFR	4.75%	8.39%	8/21/2031	3,921	3,760	3,841
Sigma Irish Acquico Limited (Ireland)	(b)	(2)	Diversified Financial Services	SOFR	5.25%	8.87%	3/19/2032	10,222	10,048	10,094
Solarwinds Corporation	(b)	(2)	Software	SOFR	4.00%	7.67%	3/15/2032	2,872	2,754	2,395
Spotless Brands, LLC	(b)	(2)(3)	Consumer Services	SOFR	5.50%	9.35%	7/25/2028	10,701	10,635	10,682
Striper Buyer, LLC	(b)	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.14%	12/30/2028	12,806	12,793	11,327
Tank Holding Corp.	(b)	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.38%	3/31/2028	19,248	19,045	17,602
The Chartis Group, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.98%	9/17/2031	15,381	15,277	15,381

Consolidated Schedule of Investments as of June 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
Trintech, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	4.75%	8.39%	1/29/2033	$16,726	$16,291	$16,294
TS Imagine Intermediate Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	6.25%	9.91%	6/12/2031	12,281	12,077	12,076
U.S. TelePacific Holdings Corp.	(a)	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.63%	5/2/2026	4,386	2,817	329
Vensure Employer Services, Inc.	(a)(b)	(2)(3)(9)	Business Services	SOFR	5.00%	8.73%	9/27/2031	18,760	18,417	18,390
Victors Purchaser, LLC	(b)	(2)(3)	High Tech Industries	SOFR	4.50%	8.24%	12/23/2032	16,975	16,935	16,936
VRC Companies, LLC	(b)	(2)(3)(6)	Business Services	SOFR	5.50%	9.16%	6/29/2027	22,899	22,829	22,816
Whitney Merger Sub, Inc.	(b)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.48%	7/3/2032	9,950	9,858	9,771
Yellowstone Buyer Acquisition, LLC	(b)	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.52%	9/13/2027	38,100	37,913	35,465
First Lien Debt Total									$1,187,475	$1,172,535
Equity Investments (0.3% of fair value)
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	$2,688	$2,327
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	—	—
EvolveIP, LLC	(a)	(8)	Telecommunications					311	1,059	1,101
Output Services Group, Inc.	(a)	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$3,747	$3,428
Total Investments									$1,191,222	$1,175,963
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of June 30, 2026, the geographical composition of investments as a percentage of fair value was 2.1% in Australia, 0.9% in Ireland, 1.9% in Luxembourg, 0.7% in the Netherlands, 2.9% in Canada, 1.3% in United Kingdom and 90.2% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of June 30, 2026. As of June 30, 2026, the reference rates for Credit Fund’s variable rate loans were the 90-day EURIBOR at 2.32%, the 30-day SOFR at 3.63%, the 90-day SOFR at 3.63% and the 180-day SOFR at 3.67%.
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
(7)Represents an investment on non-accrual status as of June 30, 2026.
(8)Represents a non-income producing security as of June 30, 2026.

(9)As of June 30, 2026, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Selected Consolidated Balance Sheet Information:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00%	$2,535	$(3)
Alpine Acquisition Corp II	Delayed Draw	0.50	81	—
Alpine Acquisition Corp II	Revolver	0.50	324	—
Celerion Buyer, Inc	Revolver	0.50	2,427	(24)
Chartwell Cumming Holding Corporation	Delayed Draw	0.50	1,657	(17)
Chartwell Cumming Holding Corporation	Revolver	0.50	16,253	(163)
Goose Borrower, L.P.	Revolver	0.50	2,792	(27)
GGG Midco, LLC	Delayed Draw	1.00	3,125	(30)
GGG Midco, LLC	Revolver	0.50	5,469	(53)
Kona Buyer, LLC	Delayed Draw	0.50	8,598	13
Kona Buyer, LLC	Revolver	0.50	768	1
Matterhorn Finco, Inc.	Revolver	0.25	1,667	(16)
NFO Orange Buyer, LLC	Delayed Draw	—	3,216	(15)
OEI, Inc.	Revolver	0.38	3,846	36
Onward Acquierco, Inc	Delayed Draw	—	7,961	(57)
Orbcomm Inc.	Delayed Draw	0.50	2,743	(27)
Orbcomm Inc.	Revolver	1.00	4,167	(40)
PROS Parent, Inc.	Revolver	0.38	2,533	(4)
Seahawk Bidco, LLC	Delayed Draw	1.00	9,861	(89)
Seahawk Bidco, LLC	Revolver	0.50	779	(7)
SIG Parent Holdings, LLC	Delayed Draw	0.75	15,217	(62)
SIG Parent Holdings, LLC	Revolver	0.38	459	(2)
Trintech, Inc.	Delayed Draw	0.75	2,788	(56)
Trintech, Inc.	Revolver	0.50	2,091	(42)
TS Imagine Intermediate Inc.	Delayed Draw	0.50	409	(6)
TS Imagine Intermediate Inc.	Revolver	0.50	1,023	(15)
Vensure Employer Services, Inc.	Delayed Draw	0.50	5,316	(82)
Total unfunded commitments			$108,105	$(787)

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	+	(2)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2032	$25,000	$24,658	$24,781
AGS Health BCP LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2032	9,152	9,129	9,185
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	9.65%	11/30/2029	10,134	9,738	4,652
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	8/10/2030	19,850	19,715	19,828
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2028	20,471	20,425	20,337
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	16,653	15,865	15,187
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	1,471	1,204	1,471
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	8.92%	4/8/2031	15,581	15,446	15,454
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.61%	12/12/2029	21,457	21,361	21,473
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.17%	9/30/2026	10,792	10,774	10,087
Businessolver.com, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	12/3/2032	18,867	18,774	18,773
Cliffwater LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2032	24,937	24,915	24,919
CST Holding Company	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2028	9,670	9,670	9,718
Deerfield Dakota Holding, LLC	+	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2032	20,168	19,970	19,960
Denali Intermediate Holdings, Inc.	+	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2032	14,372	14,232	14,231
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	4/17/2032	27,531	27,286	27,715
Dwyer Instruments, Inc.	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2029	16,366	16,238	16,366
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2028	18,793	18,683	18,313
Enverus, Inc.	^+	(2)(3)(9)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2032	11,115	11,068	11,068
Finastra USA, Inc.	+	(2)	High Tech Industries	SOFR	4.00%	7.72%	9/17/2032	25,000	24,758	24,438
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.42%	12/15/2026	7,023	7,001	6,850
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	9.67%	12/15/2026	23,859	23,838	23,306
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.22%	6/11/2031	8,799	8,799	8,755
Horizon Avionics Buyer, LLC	+	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.42%	3/28/2032	22,133	22,023	22,023
Hyphen Solutions, LLC	+	(2)(3)	Construction & Building	SOFR	4.50%	8.22%	8/6/2032	6,782	6,749	6,746
IEM New Sub 2, LLC	+	(2)(3)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2031	19,807	19,708	19,708
Iron Infinity Buyer Sub, Inc.	+	(2)(3)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2032	20,000	19,950	19,945
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.19%	5/25/2027	36,917	36,853	35,311
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2032	25,518	25,342	25,436
McQueen Bidco PTY LTD. (Australia)	+	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/28/2032	24,480	24,358	24,358
Monarch Buyer, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.32%	6/2/2032	19,950	19,751	19,745
More Cowbell II, LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.24%	9/1/2030	21,357	21,357	21,351
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.00%	8.97%	8/5/2028	19,717	19,582	19,717
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.77%	5/17/2028	22,627	22,497	22,439
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.41%	11/30/2028	4,160	2,960	3,755

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2027	$14,929	$14,832	$14,929
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	3.75%	7.62%	8/18/2031	23,483	23,505	23,568
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.17%	6/3/2032	26,744	26,656	26,913
Radwell Parent, LLC	+	(2)(3)	Wholesale	SOFR	5.50%	9.17%	4/1/2029	13,535	13,472	13,535
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	7,727	7,650	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	12,073	11,953	12,073
Rialto Management Group, LLC	+	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2030	15,289	15,259	15,298
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2031	8,723	8,667	8,647
SCHP Purchaser, INC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2032	18,601	18,423	18,420
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	7.67%	3/1/2032	17,716	17,635	17,716
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2032	10,222	10,036	10,094
Solarwinds Corporation	+	(2)	Software	SOFR	4.00%	7.70%	3/15/2032	2,887	2,761	2,880
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	7/25/2028	10,756	10,674	10,808
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.22%	12/30/2026	14,250	14,221	12,812
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2028	19,348	19,091	17,680
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2031	15,459	15,347	15,613
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	6/1/2026	33,997	33,997	33,997
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.65%	5/2/2026	4,286	2,817	1,645
Victors Purchaser, LLC	+	(2)(3)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2032	16,975	16,933	16,925
VRC Companies, LLC	+	(2)(3)(6)	Business Services	SOFR	5.25%	9.09%	6/29/2027	23,019	22,916	23,012
Whitney Merger Sub, Inc.	+	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2032	10,000	9,902	9,901
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2027	38,300	38,039	35,120
First Lien Debt Total									$969,463	$956,714
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	1,116
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$1,116
Total Investments									$970,522	$957,830
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
(9)As of December 31, 2025, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Selected Consolidated Balance Sheet Information:

First Lien Debt—unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Enverus, Inc.	Delayed Draw	1.00%	$1,608	$(6)
Heartland Home Services, Inc.	Revolver	0.50	428	(10)
North Haven Fairway Buyer, LLC	Delayed Draw	0.50	2,316	(17)
Turbo Buyer, Inc.	Revolver	0.50	233	0
Total unfunded commitments			$4,585	$(33)

Debt
The Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of June 30, 2026 and December 31, 2025, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of each facility and their borrowing and repayment activity for the respective periods.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$—	$—	$40,500	$—
Borrowings	—	—	—	—
Repayments	—	—	(40,500)	—
Outstanding borrowings, end of period	$—	$—	$—	$—
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

For the period from January 1, 2025 through March 20, 2025
Outstanding borrowings, beginning of period	$189,221
Borrowings	29,000
Repayments	(218,221)
Outstanding borrowings, end of period	$—
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility, which has been amended from time to time, most recently on May 6, 2026. On May 6, 2026, the Company increased the total commitments under the Credit Fund Sub 2025 Facility by $400,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $1,200,000 ($800,000 prior to the May 6, 2026 amendment). The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at either a SOFR or alternative benchmark rate, with an applicable margin of 1.70% (1.60% prior to the May 6, 2026 amendment). In addition, Credit Fund Sub is required to pay an unused commitment fee of 0.50% depending on the usage of the Credit Fund Sub 2025 Facility provided that such commitment fee shall not be applicable to $200,000 of the commitments added on May 6, 2026 until August 6, 2026. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$652,500	$430,000	$589,000	$—
Borrowings	293,347	19,000	433,847	449,000
Repayments	(59,000)	(47,000)	(136,000)	(47,000)
Foreign currency translation	(62)	—	(62)	—
Outstanding borrowings, end of period	$886,785	$402,000	$886,785	$402,000
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Outstanding borrowings, beginning of period	$75,724	$—
Borrowings	40,000	115,724
Repayments	—	—
Outstanding borrowings, end of period	$115,724	$115,724
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
7. STRUCTURED CREDIT PARTNERS JV, LLC
Overview
On December 23, 2025, the Company and CARS, an affiliated BDC of the Company, together with Sixth Street (collectively the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Structured Credit Partners primarily invests in broadly syndicated loans and is co-managed by Carlyle and Sixth Street. The investments are financed by financing subsidiaries that include warehouses and collateralized loan obligations. It is the intention of the SCP Members that Structured Credit Partners’ capital be allocated over time approximately equally among financing subsidiaries managed by affiliates of the Company and affiliates of Sixth Street.
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
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$69,384	$15,000	$—
Carlyle Credit Solutions, Inc.	1	1	15,000	7,709	135,000	—
Sixth Street	2	2	150,000	77,093	150,000	—
Total	$4	$4	$300,000	$154,186	$300,000	$—

As of June 30, 2026, Structured Credit Partners had five subsidiaries. The wholly owned subsidiaries include Carlyle US CLO 2026-3, Ltd., a Cayman Islands Corporation and originally incorporated as Carlyle US CLO 2026-A Ltd., which was formed on December 23, 2025; Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, which was formed on January 2, 2026; Sixth Street CLO 32 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 2, Ltd., which was formed on January 14, 2026; and Sixth Street SCP Warehouse 3, Ltd., a Cayman Islands Corporation, which was formed on January 14, 2026. Sixth Street SCP Warehouse 4, Ltd. is a majority owned subsidiary, which was formed on February 3, 2026. Each subsidiary primarily invests in broadly syndicated loans. In accordance with U.S. GAAP, Structured Credit Partners consolidates subsidiaries over which it has a controlling financial interest in its unaudited consolidated financial statements, commencing from the date of their respective formation.
Below is certain summarized consolidated financial information for Structured Credit Partners as of June 30, 2026.

As of
June 30, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,664,368)	$1,659,630
Cash and cash equivalents(1)	130,014
Other assets	35,583
Total assets	$1,825,227
LIABILITIES AND EQUITY
Debt and secured borrowings	$1,353,020
Dividend payable	5,070
Accrued expenses and other liabilities	317,605
Members’ Equity(2)	149,290
Non-controlling interest(3)	242
Total liabilities and equity	$1,825,227
(1)As of June 30, 2026, $9,743 of cash and cash equivalents was restricted.
(2)As of June 30, 2026, the fair value of the Company's ownership interest in the members' equity was $69,385.
(3)As of June 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of Structured Credit Partners.

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Selected Consolidated Statements of Operations Information:	(unaudited)	(unaudited)
Total investment income	$22,123	$23,573
Expenses
Interest expense and credit facility fees	16,442	16,973
Other expenses	368	1,168
Total expenses	16,810	18,141
Net investment income (loss)	5,313	5,432
Net realized gain (loss) on investments	103	133
Net change in unrealized appreciation (depreciation) on investments	29	(4,738)
Net increase (decrease) resulting from operations	5,445	827
Less: Net increase (decrease) resulting from operations attributable to non-controlling interest	(13)	(13)
Net increase (decrease) resulting from operations attributable to Structured Credit Partners JV, LLC	$5,458	$840

Below is a summary of Structured Credit Partners’ portfolio as of June 30, 2026:

As of
June 30, 2026
Total Investments(1)	$1,681,254
Number of portfolio companies in Structured Credit Partners	428
Average amount per portfolio company(1)	$3,928
Floating rate loans(2)	99.5%
(1)At par/principal amount.
(2)Percent of total investments at fair value.
The industry and geography composition of investments as of June 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$77,745	$77,745	4.7%
Auto Aftermarket & Services	45,943	45,985	2.8
Beverage & Food	50,150	50,261	3.0
Business Services	177,077	176,405	10.6
Capital Equipment	105,834	105,845	6.4
Chemicals, Plastics & Rubber	28,790	28,912	1.7
Construction & Building	91,558	91,241	5.5
Consumer Goods: Durable	31,398	31,391	1.9
Consumer Goods: Non-Durable	27,749	27,792	1.7
Consumer Services	125,242	125,148	7.5
Containers, Packaging & Glass	44,160	44,139	2.7
Diversified Financial Services	212,220	210,609	12.7
Energy: Electricity	15,266	15,222	0.9
Energy: Oil & Gas	29,187	29,185	1.8
Environmental Industries	24,057	24,068	1.5
Forest Products & Paper	2,457	2,387	0.1
Healthcare & Pharmaceuticals	102,635	102,638	6.2
High Tech Industries	121,605	119,392	7.2
Leisure Products & Services	80,886	80,764	4.9
Media: Advertising, Printing & Publishing	12,856	12,930	0.8
Media: Broadcasting & Subscription	21,064	21,102	1.3
Media: Diversified & Production	28,004	28,023	1.7
Metals & Mining	3,976	4,000	0.2
Retail	25,826	25,717	1.5
Telecommunications	20,090	20,180	1.2
Transportation: Cargo	7,392	7,504	0.5
Transportation: Consumer	27,334	27,244	1.6
Utilities: Electric	10,158	10,209	0.6
Utilities: Oil & Gas	4,909	4,949	0.3
Wholesale	108,800	108,643	6.5
Total	$1,664,368	$1,659,630	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,980	$2,009	0.1%
Canada	16,308	16,208	1.0
Germany	15,482	15,573	0.9
Ireland	879	877	0.1
Luxembourg	19,504	19,393	1.2
Netherlands	22,163	22,267	1.3
Switzerland	631	658	0.0
United Kingdom	21,391	21,160	1.3
United States	1,566,030	1,561,485	94.1
Total	$1,664,368	$1,659,630	100.0%
Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities and CLOs, as listed below. The following table details the principal amount and carrying amount of Structured Credit Partners’ debt and secured borrowings as of June 30, 2026.

As of
June 30, 2026
Carlyle US CLO 2026-3, Ltd.	$642,250
Carlyle US CLO 2026-B, Ltd.	76,243
Sixth Street CLO 32, Ltd.	552,000
Sixth Street SCP Warehouse 3, Ltd.	68,241
Sixth Street SCP Warehouse 4, Ltd.	18,547
Total Principal Amount Outstanding	1,357,281
Less: unamortized debt issuance costs	(4,261)
Total Carrying Value	$1,353,020
As of June 30, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.12%. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-B, Ltd.	Sixth Street SCP Warehouse 3, Ltd.	Sixth Street SCP Warehouse 4, Ltd.	Total
Three Months Ended June 30, 2026
Outstanding borrowings, beginning of period	$565	$—	$—	$565
Borrowings	75,678	68,241	18,547	162,466
Repayments	—	—	—	—
Outstanding borrowings, end of period	$76,243	$68,241	$18,547	$163,031
Six Months Ended June 30, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	76,243	68,241	18,547	163,031
Repayments	—	—	—	—
Outstanding borrowings, end of period	$76,243	$68,241	$18,547	$163,031
On April 22, 2026, Sixth Street SCP Warehouse 2, Ltd. closed as Sixth Street CLO 32, Ltd. upon the issuance of the Sixth Street CLO 32, Ltd.’s rated and subordinated notes. Sixth Street CLO 32, Ltd. has a reinvestment period ending on April 21, 2031 and a final maturity date of April 21, 2039. On April 30, 2026, Carlyle US CLO 2026-A Ltd. closed as Carlyle US CLO 2026-3, Ltd. upon the issuance of the Carlyle US 2026-3 Ltd.’s rated and subordinated notes. Carlyle US CLO 2026-3 Ltd. has a reinvestment period ending on April 15, 2031 and a final maturity date of April 15, 2039.

The following tables summarize the terms of the securitizations and principal amount outstanding as of June 30, 2026:

Carlyle US CLO 2026-3, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	June 30, 2026
A-1	AAA	SOFR	1.16%	$441,000
A-2	AAA	SOFR	1.50%	21,000
B	AA	SOFR	1.60%	68,250
C	A	SOFR	1.80%	40,250
D	BBB	SOFR	3.00%	45,500
E	BB	SOFR	6.00%	26,250
Total Principal Amount Outstanding				642,250
Less: unamortized debt issuance costs				(1,903)
Total Carrying Value				$640,347

Sixth Street CLO 32, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	June 30, 2026
A-1	AAA	SOFR	1.17%	$378,000
A-2	AAA	SOFR	1.50%	24,000
B	AA	SOFR	1.65%	54,000
C	A	SOFR	1.95%	36,000
D	BBB	SOFR	3.10%	36,000
D-2	BBB	SOFR	4.10%	4,500
E	BB	SOFR	6.00%	19,500
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,358)
Total Carrying Value				$549,642
8. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of June 30, 2026. There were no outstanding forward currency contracts as of December 31, 2025.

As of June 30, 2026
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$8,699	SEK	79,701	$325
Barclays Bank PLC	$7,283	NOK	68,060	437
Barclays Bank PLC	$211	A$	300	3
				$765
In order to better define its contractual rights and to secure rights that will help the Company mitigate its counterparty risk, with respect to forward currency contracts, the Company has entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (“Barclays”). The ISDA Master Agreement is a bilateral agreement between the Company and Barclays that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of the ISDA Master Agreement with Barclays permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of Barclays. The Company minimizes counterparty credit risk by only entering into agreements with counterparties that it believes to be of good standing and by monitoring the financial stability of those counterparties.

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
Refer to Note 3, Fair Value Measurements, to these unaudited consolidated financial statements for details related to the fair value measurement of derivative instruments and Note 9, Borrowings, to these unaudited consolidated financial statements for details related to the Company’s 2028 Notes.
The following table details the Company’s interest rate swap contracts outstanding as of June 30, 2026 and December 31, 2025.

As of June 30, 2026
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(5,021)	Derivative liabilities, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(6,878)	Derivative liabilities, at fair value

As of December 31, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$298	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(1,436)	Derivative liabilities, at fair value
As a result of the Company’s designation of an interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the three and six months ended June 30, 2026, the net increase (decrease) recorded in interest expense and credit facility fees was $264 and $606, respectively. For the three and six months ended June 30, 2025, the net increase (decrease) recorded in interest expense and credit facility fees was $(131) and $(285), respectively.
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
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
June 30, 2026	Barclays Bank PLC	$765	$—	$—	$—	$765
June 30, 2026	JP Morgan Chase Bank N.A.	—	—	—	—	—
December 31, 2025	JP Morgan Chase Bank N.A.	298	(298)	—	—	—

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
June 30, 2026	Barclays Bank PLC	$—	$—	$—	$—	$—
June 30, 2026	JP Morgan Chase Bank N.A.	11,899	—	—	(10,870)	1,029
December 31, 2025	JP Morgan Chase Bank N.A.	1,436	(298)	—	(1,138)	—
9. BORROWINGS
The Company is a party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of June 30, 2026 and December 31, 2025, asset coverage was 182.3% and 175.6%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facility.
The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of June 30, 2026 and December 31, 2025.

	As of
	June 30, 2026	December 31, 2025
Credit Facility	$332,137	$563,660
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,312,137	1,543,660
Less: unamortized debt issuance costs	(9,887)	(11,266)
Effective interest rate swap hedge	(11,902)	(1,184)
Total carrying value	$1,290,348	$1,531,210
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The total commitments under the Credit Facility are $875,457 ($960,000 prior to the May 25, 2026 expiration of $135,000 of commitments, of which $50,457 remained outstanding as of June 30, 2026 and will mature on May 25, 2027), subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000

($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternative Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on unused amounts under the Credit Facility and, in respect of each unused letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
The availability period under the Credit Facility will terminate on March 12, 2029 (August 31, 2027 prior to the March 12, 2025 amendment). The maturity date for the $825,000 of commitments that have not expired is March 12, 2030. Following the commitment termination date and through the maturity date, the Company will be obligated to make mandatory prepayments under the Credit Facility out of the proceeds of certain asset sales, other recovery events and equity and debt issuances.
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company and Credit Fund II. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facility.
Below is a summary of the borrowings and repayments under the Credit Facility for the three and six months ended June 30, 2026 and 2025, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$415,319	$288,169	$563,660	$213,439
Borrowings	231,589	241,950	386,240	530,882
Repayments	(312,948)	(160,926)	(611,948)	(376,426)
Foreign currency translation	(1,823)	9,422	(5,815)	10,720
Outstanding borrowings, end of period	$332,137	$378,615	$332,137	$378,615
The Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
June 30, 2026	$875,457	$332,137	$543,320	$543,320
December 31, 2025	$960,000	$563,660	$396,340	$396,340
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.

For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$4,801	$4,515	$10,169	$9,009
Facility unused commitment fee	509	579	1,010	1,122
Amortization of deferred financing costs and debt issuance costs	282	261	565	482
Total interest expense and credit facility fees	$5,592	$5,355	$11,744	$10,613
Cash paid for interest expense and credit facility fees	$5,616	$5,141	$11,971	$9,685
Weighted average debt principal outstanding	$386,629	$313,852	$406,203	$303,014
Weighted average interest rate(1)	4.91%	5.69%	4.98%	5.91%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	June 30, 2026	December 31, 2025
Interest expense payable	$306	$877
Unused commitment fees payable	452	558
Interest and credit facility fees payable	$758	$1,435
Weighted average interest rate	4.89%	5.28%
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
The following table details the Company’s Senior Notes as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(8,229)	(9,240)
Effective interest rate swap hedge	(11,902)	(1,184)
Total carrying value	$579,869	$589,576
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense(1)	$9,752	$6,685	$19,456	$13,343
Amortization of deferred financing costs and debt issuance costs	509	461	1,012	914
Total interest expense and credit facility fees	$10,261	$7,146	$20,468	$14,257
Cash paid for interest expense and credit facility fees	$—	$1,629	$18,781	$9,988
Weighted average debt principal outstanding	$600,000	$385,000	$600,000	$385,000
Weighted average interest rate(1)(2)	6.43%	6.87%	6.45%	6.89%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, $14,278 and $12,847, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of June 30, 2026 and December 31, 2025, the weighted average interest rates were 6.43% and 6.84%, respectively, inclusive of the effect of the interest rate swaps.
The 2030 Notes Indenture and 2031 Notes Indenture each contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture and 2031 Notes Indenture. None of the 2030 Notes Indenture or the 2031 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of June 30, 2026 and December 31, 2025, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, thereby increasing the 2015-1 Issuer Preferred Interest held by the Company to $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of June 30, 2026, the Company retained the $30,000 Class C-R Notes, which are eliminated in consolidation.
The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of June 30, 2026 and December 31, 2025:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,658)	(2,026)
Total Carrying Value				$378,342	$377,974
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
During the reinvestment period, pursuant to the indenture governing the 2015-1R Notes and 2015-1N Debt, all principal collections received on the underlying collateral may be used by the 2015-1 Issuer to purchase new collateral under the direction of the Investment Adviser in its capacity as collateral manager under a collateral management agreement (the “Collateral Management Agreement”) of the 2015-1 Issuer and in accordance with the Company’s investment strategy.

Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and six months ended June 30, 2026 and 2025. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of June 30, 2026, the Company was in compliance with its undertaking.
As of June 30, 2026, the 2015-1N Debt was secured by 67 investments with a total fair value of approximately $483,247 and cash of $12,050. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.
For the three and six months ended June 30, 2026 and 2025, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense	$5,390	$5,957	$10,754	$11,937
Amortization of deferred financing costs and debt issuance costs	41	48	88	95
Total interest expense and credit facility fees	$5,431	$6,005	$10,842	$12,032
Cash paid for interest expense and credit facility fees	$5,330	$6,557	$11,004	$15,389
Weighted average debt principal outstanding	$380,000	$380,000	$380,000	$380,000
Weighted average interest rate(1)	5.65%	6.25%	5.67%	6.30%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of June 30, 2026 and December 31, 2025, $4,561 and $4,810, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of June 30, 2026 and December 31, 2025, the weighted average interest rates were 5.61% and 5.84%, respectively, based on benchmark rates.
10. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of June 30, 2026 and December 31, 2025:

	As of
Payment Due by Period	June 30, 2026	December 31, 2025
Less than one year	$50,457	$—
1-3 years	—	75,327
3-5 years	881,680	788,333
More than 5 years	380,000	680,000
Total	$1,312,137	$1,543,660
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of June 30, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.

The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$196,942	$256,926
Unfunded revolving loan commitments	157,069	174,680
Total unfunded commitments	$354,011	$431,606
11. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 69,160,814 and 71,807,190 shares were issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.
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
No shares were issued under the dividend reinvestment plan during the six months ended June 30, 2026.
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
No shares were issued under the ATM program during the six months ended June 30, 2026.

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
The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through June 30, 2026, the Company has repurchased 15,515,885 shares of the Company's common stock at an average cost of $13.06 per share, or $202,638 in the aggregate, resulting in accretion to NAV per common share of $0.89.

Changes in Net Assets
For the three and six months ended June 30, 2026, the Company repurchased and extinguished 1,110,122 and 2,646,376 shares for $12,526 and $31,027, respectively. For the three and six months ended June 30, 2025, there were no share repurchases. No shares were issued three and six months ended June 30, 2026. There were 21,996,719 shares of common stock issued for $366,888 during the three and six months ended June 30, 2025.
The following tables summarize capital activity during the three and six months ended June 30, 2026:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2026	70,270,936	$703	$1,345,512	$(1,633)	$47,019	$(241,980)	$(33,060)	$1,116,561
Repurchase of common stock	(1,110,122)	(11)	(12,515)	—	—	—	—	(12,526)
Net investment income (loss)	—	—	—	—	23,996	—	—	23,996
Net realized gain (loss)	—	—	—	—	—	(1,534)	—	(1,534)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(22,522)	(22,522)
Dividends declared on common stock	—	—	—	—	(24,227)	—	—	(24,227)
Balance, June 30, 2026	69,160,814	$692	$1,332,997	$(1,633)	$46,788	$(243,514)	$(55,582)	$1,079,748

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2026	71,807,190	$718	$1,363,998	$(1,633)	$49,923	$(232,362)	$(13,256)	$1,167,388
Repurchase of common stock	(2,646,376)	(26)	(31,001)	—	—	—	—	(31,027)
Net investment income (loss)	—	—	—	—	49,200	—	—	49,200
Net realized gain (loss)	—	—	—	—	—	(11,152)	—	(11,152)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(42,326)	(42,326)
Dividends declared on common stock	—	—	—	—	(52,335)	—	—	(52,335)
Balance, June 30, 2026	69,160,814	$692	$1,332,997	$(1,633)	$46,788	$(243,514)	$(55,582)	$1,079,748
The following tables summarize capital activity during the three and six months ended June 30, 2025:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, April 1, 2025	72,902,981	$729	$1,380,976	$(1,633)	$66,312	$(204,687)	$(29,308)	$1,212,389
Net investment income (loss)	—	—	—	—	28,250	—	—	28,250
Net realized gain (loss)	—	—	—	—	—	(2,599)	—	(2,599)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(11,021)	(11,021)
Dividends declared on common stock and preferred stock	—	—	—	—	(29,161)	—	—	(29,161)
Balance, June 30, 2025	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	49,879	—	—	49,879
Net realized gain (loss)	—	—	—	—	—	—	—	(21,940)	—	(21,940)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	745	745
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(52,918)	—	—	(52,918)
Balance, June 30, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858
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
Basic and diluted earnings per common share were as follows:

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(60)	$(60)	$14,630	$14,630
Weighted average common shares outstanding	69,542,646	69,542,646	72,902,981	72,902,981
Basic and diluted earnings per share	$0.00	$0.00	$0.20	$0.20

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(4,278)	$(4,278)	$27,858	$28,684
Weighted average common shares outstanding	70,221,506	70,221,506	62,475,544	65,168,847
Basic and diluted earnings per share	$(0.06)	$(0.06)	$0.45	$0.44

The following table summarizes updates to the Company’s dividend policy as of June 30, 2026.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
June 30, 2026	$0.35
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
July 29, 2025	September 30, 2025	October 17, 2025	$0.40
October 29, 2025	December 31, 2025	January 16, 2026	$0.40
February 18, 2026	March 31, 2026	April 16, 2026	$0.40
April 29, 2026	June 30, 2026	July 16, 2026	$0.35
(1)Represents a special/supplemental dividend.

12. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Common Share Data:
Net asset value per common share, beginning of period	$16.26	$16.80
Net investment income (loss)(1)	0.70	0.79
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.76)	(0.34)
Net increase (decrease) in net assets resulting from operations	(0.06)	0.45
Dividends declared(2)	(0.75)	(0.85)
Accretion due to issuance of common stock(3)	—	0.03
Accretion due to share repurchases	0.16	—
Net asset value per common share, end of period	$15.61	$16.43
Market price per common share, end of period	$10.53	$13.68
Number of common shares outstanding, end of period	69,160,814	72,902,981
Total return based on net asset value(4)	2.41%	3.27%
Total return based on market price(5)	(10.06)%	(19.43)%
Net assets attributable to Common Stockholders, end of period	$1,079,748	$1,197,858
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	5.93%	5.69%
Expenses after incentive fees	6.86%	6.64%
Net investment income (loss)	4.39%	4.58%
Interest expense and credit facility fees	3.84%	3.71%
Ratios/Supplemental Data:
Asset coverage, end of period	182.29%	190.84%
Portfolio turnover	22.33%	32.98%
Weighted-average common shares outstanding	70,221,506	62,475,544
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
13. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.
14. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of June 30, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
15. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of June 30, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended June 30,
	2026	2025
Ordinary income	$52,335	$52,918
Tax return of capital	$—	$—
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
On July 29, 2026, the Board of Directors declared a base quarterly common stock dividend of $0.35 per share, which is payable on October 16, 2026 to common stockholders of record on September 30, 2026.

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”).
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
Our investment objective is to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. Our core investment strategy focuses on lending to U.S. middle market companies, which we define as companies with approximately $25 million or greater of earnings before interest, taxes, depreciation and amortization (“EBITDA”), supported by financial sponsors. This core strategy is opportunistically supplemented with differentiated and complementary lending and investing strategies, which take advantage of the broad capabilities of Carlyle's Global Credit platform while offering risk-diversifying portfolio benefits. We seek to achieve our investment objective primarily through direct origination of secured debt instruments, including first lien senior secured loans (which may include stand-alone first lien loans, first lien/last out loans and “unitranche” loans) and second lien senior secured loans (collectively, “Middle Market Senior Loans”), with a minority of our assets invested in higher yielding investments (which may include unsecured debt, subordinated debt and investments in equities and structured products). The Middle Market Senior Loans are generally made to private U.S. middle market companies that are, in many cases, controlled by private equity firms.

We invest primarily in loans to middle market companies whose debt is rated below investment grade, or would likely be rated below investment grade if it was rated. These securities, which are often referred to as “junk,” have predominately speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal.
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 215 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
Second Quarter 2026 Highlights
Quarterly Results
•Net investment income was $24.0 million or $0.35 per common share.
•Adjusted for purchase accounting adjustments, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.35. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•For the second quarter, dividends declared on common shares were $24.2 million, or $0.35 per share.
•Net investment income for the three months ended June 30, 2026 decreased from the comparable period in the prior year primarily driven by lower yields on investments. This was partially offset by a higher average outstanding investment balance due to net origination activity over the last twelve months.
•The NAV per common share decreased to $15.61 as of June 30, 2026 from $15.89 as of March 31, 2026.
Portfolio and Investment Activity
•As of June 30, 2026, we held 263 investments across 177 portfolio companies and 31 industries for a total fair value of $2.4 billion.
•During the three months ended June 30, 2026, our investment balance increased from $2.3 billion to $2.4 billion primarily due to net origination activity.
•As of June 30, 2026, non-accrual investments represented 1.2% and 0.6% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•Total liquidity as of June 30, 2026 was $592.2 million in cash and unused debt capacity.
•During the three months ended June 30, 2026, we repurchased 1,110,122 shares of our common stock for an aggregate purchase price of approximately $12.5 million, resulting in accretion to NAV per common share of approximately $0.07.
•On May 25, 2026, the availability period for $135.0 million of commitments under the Credit Facility expired, reducing total commitments to $875.5 million, which includes $50.5 million of borrowings under the expired commitments that remained outstanding as of June 30, 2026 and mature on May 25, 2027.
Recent Developments
•On July 29, 2026, we declared common stock dividends of $0.35 per share to be paid on October 16, 2026.
•From July 1, 2026 through August 5, 2026, we repurchased 356,233 shares of our common stock for an aggregate purchase price of approximately $3.7 million resulting in $0.03 per common share of NAV accretion.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended June 30, 2026, we recorded basic earnings per common share of $0.00, declared a dividend of $0.35 per common share and earned $0.35 of net investment income per common share.
The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	June 30, 2026	March 31, 2026
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(60)	$(4,218)
Weighted-average common shares outstanding	69,542,646	70,907,909
Earnings per share - Basic and Diluted	$0.00	$(0.06)
For the three months ended June 30, 2026 and March 31, 2026, we declared dividends per common share of $0.35 and $0.40, respectively. As of June 30, 2026 and December 31, 2025, our NAV per share was $15.61 and $16.26, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	June 30, 2026	March 31, 2026
Total investment income	$62,085	$64,079
Total expenses (including excise tax expense)	38,089	38,875
Net investment income	$23,996	$25,204
Weighted-average common shares outstanding	69,542,646	70,907,909
Net investment income per common share	$0.35	$0.36

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

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	June 30, 2026	March 31, 2026
Net investment income	$23,996	$25,204
Amortization of premium/discount on acquired assets(1)	94	178
Adjusted Net Investment Income	$24,090	$25,382

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$(60)	$(4,218)
Amortization of premium/discount on acquired assets(1)	94	178
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(94)	(178)
Adjusted Net Income	$(60)	$(4,218)
Net Investment Income Per Share	$0.35	$0.36
Amortization of premium/discount on acquired assets(1)	0.00	(0.00)
Adjusted Net Investment Income Per Common Share	$0.35	$0.36

Net Income Per Share	$0.00	$(0.06)
Amortization of premium/discount on acquired assets(1)	0.00	(0.00)
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	0.00	0.00
Adjusted Net Income Per Common Share	$0.00	$(0.06)

Weighted-average common shares outstanding	69,542,646	70,907,909
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

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of June 30, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	210	8	40	5	263
Investments, at amortized cost	$1,984,898	$87,927	$141,630	$199,886	$2,414,341
Investments, at fair value	$1,934,565	$78,289	$154,017	$193,138	$2,360,009
Percentage of total investments at fair value	82.0%	3.3%	6.5%	8.2%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.5%	9.7%
Second Lien Debt(1)	11.8%	13.2%
Total Debt and Income Producing Investments(1)(2)	10.4%	10.6%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.2% as of June 30, 2026.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund and Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of June 30, 2026 were as follows:

As of
Geography—% of Fair Value	June 30, 2026
Australia	0.2%
Canada	3.3
France	1.2
Germany	0.4
Ireland	0.3
Italy	1.6
Luxembourg	0.5
Norway	0.3
Spain	0.3
Sweden	0.3
United Kingdom	4.7
United States	86.9
Total	100.0%
The industry composition of investments at fair value as of June 30, 2026 were as follows:

As of
Industry—% of Fair Value	June 30, 2026
Aerospace & Defense	2.4%
Auto Aftermarket & Services	1.7
Beverage & Food	0.5
Business Services	6.8

As of
Industry—% of Fair Value	June 30, 2026
Capital Equipment	4.5%
Chemicals, Plastics & Rubber	1.4
Construction & Building	2.5
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.0
Containers, Packaging & Glass	2.3
Diversified Financial Services	9.2
Energy: Electricity	0.5
Energy: Oil & Gas	0.1
Environmental Industries	2.3
Healthcare & Pharmaceuticals	17.9
High Tech Industries	6.3
Investment Funds	8.2
Leisure Products & Services	5.2
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	0.6
Retail	0.8
Software	12.7
Sovereign & Public Finance	0.2
Telecommunications	1.7
Transportation: Cargo	1.8
Transportation: Consumer	0.0
Utilities: Oil & Gas	0.6
Utilities: Water	0.4
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended June 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
June 30, 2026
Investments:
Total investments, beginning of period	$2,306,378
New investments purchased	294,700
Net accretion of discount on investments	1,566
Net realized gain (loss) on investments	(1,793)
Investments sold or repaid	(186,510)
Total Investments, end of period	$2,414,341
Principal amount of investments funded:
First Lien Debt	$241,461
Second Lien Debt	773
Equity Investments(1)	5,766
Investment Funds	49,586
Total	$297,586
Principal amount of investments sold or repaid:
First Lien Debt	$(190,789)
Second Lien Debt	—
Equity Investments(1)	(68)
Investment Funds	—
Total	$(190,857)
Number of new investment commitments(2)(3)	14
Average new investment commitment amount	$16,570

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction, excluding any investment fund activity.
(3)For the three months ended June 30, 2026, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of June 30, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	1,858,202	92.3	2,011,980	93.3
Internal Risk Rating 3	140,887	7.0	114,456	5.3
Internal Risk Rating 4	8,395	0.4	20,240	0.9
Internal Risk Rating 5	5,370	0.3	10,301	0.5
Total	$2,012,854	100.0%	$2,156,977	100.0%
As of both June 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of both June 30, 2026 and December 31, 2025, six of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	255	$2,346,244	99.4%	222	$2,433,381	98.8%
Non-accrual(1)	8	13,765	0.6	7	30,541	1.2
Total	263	$2,360,009	100.0%	229	$2,463,922	100.0%
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

	Outstanding Principal Balance as of
	June 30, 2026	December 31, 2025
Secured Debt
Credit Facility	$332,137	$563,660
Unsecured Debt
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,312,137	$1,543,660
Weighted average interest rate	5.80%	6.02%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The total commitments under the Credit Facility are $875,457 ($960,000 prior to the May 25, 2026 expiration of $135,000 of the commitments, of which $50,457 remained outstanding as of June 30, 2026 and matures on May 25, 2027), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us and Credit Fund II. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of June 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
June 30, 2026	$875,457	$332,137	$543,320	$543,320	4.89%
December 31, 2025	$960,000	$563,660	$396,340	$396,340	5.28%
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
The following table details the carrying value of our Senior Notes as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(8,229)	(9,240)
Effective interest rate swap hedge	(11,902)	(1,184)
Total carrying value	$579,869	$589,576
Weighted average interest rate	6.43%	6.84%
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	June 30, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,658)	(2,026)
Total Carrying Value				$378,342	$377,974
Weighted average interest rate				5.61%	5.84%
(1)Excludes $30.0 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of June 30, 2026, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $765.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our unaudited consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of June 30, 2026, which increased from $175,000 each as of February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Since inception of Credit Fund and through June 30, 2026, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, we and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, we and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund were $130,501 and $123,753, respectively, as of June 30, 2026 and $171,001 and $163,614, respectively, as of December 31, 2025.
Our share of the dividends declared by Credit Fund was $5,750 and $5,000 for the three months ended June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026 and March 31, 2026, our annualized dividend yield from Credit Fund was 17.6% and 15.3%, respectively. Below is a summary of Credit Fund’s portfolio as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Senior secured loans(1)	$1,197,580	$978,828
Weighted average yields of senior secured loans based on amortized cost(2)	8.8%	9.1%
Weighted average yields of senior secured loans based on fair value(2)	8.9%	9.1%
Number of portfolio companies in Credit Fund	69	55
Average amount per portfolio company(1)	$17,356	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$329	$6,297
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$48,390	$36,618
Percentage of portfolio with PIK provisions(4)	4.1%	3.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026 and December 31, 2025. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we, together with CARS, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership interests as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$69,384	$15,000	$—
Carlyle Credit Solutions, Inc.	1	1	15,000	7,709	135,000	—
Sixth Street	2	2	150,000	77,093	150,000	—
Total	$4	$4	$300,000	$154,186	$300,000	$—
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
Our share of the dividends declared by Structured Credit Partners was $2,282 and $302 for the three months ended June 30, 2026 and March 31, 2026, respectively. As of June 30, 2026 and March 31, 2026, our annualized dividend yield from Structured Credit Partners was 18.7% and 10.7%, respectively. Below is a summary of Structured Credit Partners’ portfolio as of June 30, 2026:

As of
June 30, 2026
Total Investments(1)	$1,681,254
Weighted average yield on total investments based on amortized cost(2)	6.8%
Weighted average yield on total investments based on fair value(2)	6.8%
Number of portfolio companies in Structured Credit Partners	428
Average amount per portfolio company	$3,928
Floating rate loans(3)	99.5%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of June 30, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended June 30, 2026 and March 31, 2026
The following table sets forth information regarding our consolidated results of operations for the three months ended June 30, 2026 and March 31, 2026:

	Three Months Ended		Change
	June 30, 2026	March 31, 2026	$
Investment income:
Interest income	$46,337	$49,701	$(3,364)
PIK income	6,850	6,481	369
Dividend income	8,032	5,302	2,730
Other income	866	2,595	(1,729)
Total investment income	62,085	64,079	(1,994)
Expenses:
Base management fees	8,643	8,786	(143)
Incentive fees	5,125	5,348	(223)
Professional fees	1,001	1,097	(96)
Administrative service fees	649	482	167
Interest expense and credit facility fees	21,284	21,770	(486)
Directors’ fees and expenses	200	187	13
Other general and administrative	507	764	(257)
Excise tax expense	680	441	239
Total expenses	38,089	38,875	(786)
Net investment income (loss)	23,996	25,204	(1,208)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,793)	(9,482)	7,689
Net realized currency gain (loss) on non-investment assets and liabilities	259	(136)	395
Net change in unrealized appreciation (depreciation) on investments	(25,059)	(23,799)	(1,260)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,772	3,995	(2,223)
Net change in unrealized gain (loss) on forward currency contracts	765	—	765
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(24,056)	(29,422)	5,366
Net increase (decrease) in net assets resulting from operations	$(60)	$(4,218)	$4,158
Investment Income
The decrease in investment income for the three months ended June 30, 2026, as compared to the three months ended March 31, 2026, was primarily driven by a lower average principal balance of our total debt and income-producing investments and lower other income, partially offset by an increase in dividend income from Credit Fund and Structured Credit Partners. As of June 30, 2026, our portfolio at amortized cost increased to $2,414,341 from $2,306,378 as of March 31, 2026. As of June 30, 2026 and March 31, 2026, the weighted average yield of our total debt and income producing investments was 10.4% and 10.0%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026 and March 31, 2026, eight and six of our debt and preferred equity investments were on non-accrual status, respectively. As of June 30, 2026 and March 31, 2026, non-accrual investments had a fair value of $13,765 and $20,617, which represented approximately 0.6% and 0.9% of total investments at fair value, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and March 31, 2026.
The decrease in other income for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was primarily driven by a decrease in prepayment fees.
The increase in dividend income for the three months ended June 30, 2026, compared to the three months ended March 31, 2026, was due to an increase in dividend income from Credit Fund and Structured Credit Partners.
Expenses
The decrease in interest expense and credit facility fees was primarily driven by a lower average principal balance during the three months ended June 30, 2026.
The decrease in base management fees was driven by lower average gross assets for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
The decrease in incentive fees was driven by lower pre-incentive fee net investment income for the three months ended June 30, 2026 compared to the three months ended March 31, 2026.
For the three months ended June 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended June 30, 2026 and March 31, 2026 were as follows:

	Three Months Ended
	June 30, 2026	March 31, 2026
Realized gains on investments	$842	$667
Number of investments with realized gains	23	11
Realized losses on investments	$(2,635)	$(10,149)
Number of investments with realized losses	13	21
Change in unrealized appreciation on investments	$8,312	$12,446
Number of investments with unrealized appreciation	88	52
Change in unrealized depreciation on investments	$(33,371)	$(36,245)
Number of investments with unrealized depreciation	135	173
During the three months ended June 30, 2026, we recognized a net realized loss related to the restructuring of our investments in DCA Investment Holding LLC. During the three months ended March 31, 2026, we recognized a net realized loss related to the restructuring of our investments in 48forty Intermediate Holdings, Inc.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.

For the three and six months ended June 30, 2026 and June 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	2026	2025	$	2026	2025	$
Investment income:
Interest income	$46,337	$55,641	$(9,304)	$96,038	$97,621	$(1,583)
PIK income	6,850	5,189	1,661	13,331	10,568	2,763
Dividend income	8,032	5,000	3,032	13,334	11,554	1,780
Other income	866	1,451	(585)	3,461	2,402	1,059
Total investment income	62,085	67,281	(5,196)	126,164	122,145	4,019
Expenses:
Base management fees	8,643	8,665	(22)	17,429	16,274	1,155
Incentive fees	5,125	5,934	(809)	10,473	10,334	139
Professional fees	1,001	1,015	(14)	2,098	1,730	368
Administrative service fees	649	498	151	1,131	904	227
Interest expense and credit facility fees	21,284	21,727	(443)	43,054	40,330	2,724
Directors’ fees and expenses	200	188	12	387	336	51
Other general and administrative	507	624	(117)	1,271	1,302	(31)
Excise tax expense	680	380	300	1,121	1,056	65
Total expenses	38,089	39,031	(942)	76,964	72,266	4,698
Net investment income (loss)	23,996	28,250	(4,254)	49,200	49,879	(679)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(1,793)	(357)	(1,436)	(11,275)	(21,886)	10,611
Net realized currency gain (loss) on non-investment assets and liabilities	259	229	30	123	(367)	490
Net realized gain (loss) on forward currency contracts	—	(2,471)	2,471	—	313	(313)
Net change in unrealized appreciation (depreciation) on investments	(25,059)	(3,112)	(21,947)	(48,858)	13,185	(62,043)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	1,772	(9,404)	11,176	5,767	(10,743)	16,510
Net change in unrealized gain (loss) on forward currency contracts	765	1,495	(730)	765	(1,697)	2,462
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(24,056)	(13,620)	(10,436)	(53,478)	(21,195)	(32,283)
Net increase (decrease) in net assets resulting from operations	$(60)	$14,630	$(14,690)	$(4,278)	$28,684	$(32,962)
Investment Income
The decrease in investment income for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025, was primarily driven by a lower weighted average yield on our total debt and income producing investments. The increase in investment income for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by a higher average outstanding investment balance, including assets acquired in the CSL III Merger and the Credit Fund II Purchase in the first quarter of 2025. As of June 30, 2026, our portfolio at amortized cost increased to $2,414,341 from $2,366,445 as of June 30, 2025. As of June 30, 2026 and June 30, 2025, the weighted average yield of our total debt and income producing investments was 10.4% and 10.9%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026 and June 30, 2025, eight and six of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $13,765 and $48,069, which represented approximately 0.6% and 2.1% of total investments at fair value as of June 30, 2026 and June 30, 2025, respectively. The remaining income producing investments were performing and current on their interest payments as of June 30, 2026 and June 30, 2025.
The increase in dividend income for the three and six months ended June 30, 2026, compared to the three and six months ended June 30, 2025, was primarily driven by dividend income from Structured Credit Partners and an increase in dividend income from Credit Fund.
The decrease in other income for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was primarily driven by a decrease in prepayment fees and amendment fees. The increase in other income for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily driven by an increase in prepayment fees in the first quarter of 2026.
Expenses
The decrease in interest expense and credit facility fees for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily driven by a lower weighted average cost of borrowings during the three months ended June 30, 2026. The increase in interest expense and credit facility fees for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by a higher average principal balance during the six months ended June 30, 2026.
The decrease in base management fees for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was driven by a lower average gross assets for the three months ended June 30, 2026. The increase in base management fees for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was driven by a higher average gross assets for the six months ended June 30, 2026.
The decrease in incentive fees for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, was driven by lower pre-incentive fee net investment income for the three months ended June 30, 2026. The increase in incentive fees for the three months ended June 30, 2025 was driven by higher pre-incentive fee net investment income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
For the three and six months ended June 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of June 30, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized gains on investments	$842	$121	$1,508	$1,065
Number of investments with realized gains	23	13	27	23
Realized losses on investments	$(2,635)	$(478)	$(12,783)	$(22,951)
Number of investments with realized losses	13	8	30	10
Change in unrealized appreciation on investments	$8,312	$20,411	$16,739	$52,793
Number of investments with unrealized appreciation	88	85	62	81
Change in unrealized depreciation on investments	$(33,371)	$(23,523)	$(65,597)	$(39,608)
Number of investments with unrealized depreciation	135	99	182	124
During the six months ended June 30, 2026, we recognized a net realized loss related to the restructurings of our investments in 48forty Intermediate Holdings, Inc. and DCA Investment Holding LLC. During the six months ended June 30, 2025, we recognized a realized loss related to the restructuring of our investment in Aimbridge Acquisition Co., Inc. and the consolidation of our investment in Credit Fund II as a result of Credit Fund II Purchase.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, and the impact of exits.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of June 30, 2026, we had $1,312,137 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of June 30, 2026, we had $592,176 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 9, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
The following table presents our capitalization ratios:

As of
	June 30, 2026	December 31, 2025
Debt to Equity	1.22x	1.32x
Net Financial Leverage (1)	1.20x	1.13x
(1) Net financial leverage adjusts for net working capital at period end, which was $12.1 million and $214.5 million as of June 30, 2026 and December 31, 2025, respectively.
Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	As of
	June 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash	$48,856	$76,493
Available borrowings under Credit Facility	543,320	396,340
Total Liquidity	$592,176	$472,833

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
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of June 30, 2026 and December 31, 2025:

	Par/Principal Amount as of
	June 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$196,942	$256,926
Unfunded revolving commitments	157,069	174,680
Total unfunded commitments	$354,011	$431,606
Pursuant to an undertaking by us in connection with the 2015-1 Debt Securitization, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remains outstanding. As of June 30, 2026 and December 31, 2025, we were in compliance with this undertaking.
Cash Flows
The following table details the net change in our cash and cash equivalents:

Six Months Ended
June 30, 2026
Cash flows provided by (used in) operating activities	$286,010
Cash flows provided by (used in) financing activities	(313,647)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(27,637)
During the six months ended June 30, 2026, we paid $516,551 related to cost of investments purchased and received $771,348 in proceeds from sales and repayments on our investments. During the six months ended June 30, 2026, we had net repayments of $225,708 on our Credit Facility, paid $56,844 of dividends in cash, and we paid $31,027 related to repurchased shares.
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
As of June 30, 2026 and December 31, 2025, the Company had total senior securities of $1,312,137 and $1,543,660, respectively, consisting of secured borrowings under the Credit Facility, the 2030 Notes, the 2031 Notes, and the 2015-1N Debt, and had asset coverage ratios of 182.3% and 175.6%, respectively.
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
Interest Rate Risk
As of June 30, 2026, on a fair value basis, approximately 99.3% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2030 Notes and the 2031 Notes, each which bear fixed rates, were hedged through fixed to floating interest rate swaps, in order to align the interest rates of our liabilities in our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.

The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Structured Credit Partners, held as of June 30, 2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of June 30, 2026 and December 31, 2025 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of June 30, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of June 30, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Structured Credit Partners, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of June 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$61,544	$(39,364)	$22,180	$64,385	$(46,310)	$18,075
Up 200 basis points	$41,029	$(26,243)	$14,786	$42,923	$(30,873)	$12,050
Up 100 basis points	$20,515	$(13,121)	$7,394	$21,462	$(15,437)	$6,025
Down 100 basis points	$(20,515)	$13,121	$(7,394)	$(21,462)	$15,437	$(6,025)
Down 200 basis points	$(40,949)	$26,243	$(14,706)	$(42,809)	$30,769	$(12,040)
Down 300 basis points	$(57,935)	$38,093	$(19,842)	$(60,789)	$44,940	$(15,849)

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
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company may become party to certain lawsuits in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. The Company is not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against the Company. See also Note 14, Litigation, to the unaudited consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended June 30, 2026 for the periods indicated (dollar amounts in thousands, except per share data).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	656,491	$11.32	656,491	$102,459
May 1, 2026 through May 31, 2026	291,393	$11.52	291,393	$99,102
June 1, 2026 through June 30, 2026	162,238	$10.72	162,238	$97,362
Total	1,110,122		1,110,122
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
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE SECURED LENDING, INC.

Dated: August 6, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)