Form 10-Q
period 2026-09-30
Carlyle Secured Lending, Inc.
filed 2026-11-05
CIK 1544206

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding at November 4, 2026 was 68,010,677.

CARLYLE SECURED LENDING, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(amounts in thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS	(unaudited)
Investments, at fair value
Investments—non-controlled/non-affiliated, at fair value (amortized cost of $2,129,074 and $2,202,028, respectively)	$2,081,391	$2,197,244
Investments—non-controlled/affiliated, at fair value (amortized cost of $133,940 and $96,367, respectively)	133,707	103,064
Investments—controlled/affiliated, at fair value (amortized cost of $130,501 and $171,001, respectively)	124,314	163,614
Total investments, at fair value (amortized cost of $2,393,515 and $2,469,396, respectively)	2,339,412	2,463,922
Cash, cash equivalents and restricted cash	90,596	76,493
Receivable for investments sold	83	214,757
Interest and dividend receivable	26,503	24,678
Derivative assets, at fair value (Note 8)	876	298
Prepaid expenses and other assets	7,919	10,019
Total assets	$2,465,389	$2,790,167
LIABILITIES
Debt and secured borrowings (Note 9)	$1,308,722	$1,531,210
Payable for investments purchased	—	21,547
Interest and credit facility fees payable (Note 9)	10,264	19,092
Dividend payable (Note 11)	24,008	28,723
Base management and incentive fees payable (Note 4)	14,068	14,360
Administrative service fees payable (Note 4)	1,485	1,261
Derivative liabilities, at fair value (Note 8)	29,137	1,436
Other accrued expenses and liabilities	4,285	5,150
Total liabilities	1,391,969	1,622,779
Commitments and contingencies (Notes 10 and 14)
NET ASSETS
Common stock, $0.01 par value; 198,000,000 shares authorized; 68,590,231 and 71,807,190 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	686	718
Paid-in capital in excess of par value	1,326,902	1,363,998
Offering costs	(1,633)	(1,633)
Total distributable earnings (loss)	(252,535)	(195,695)
Total net assets	$1,073,420	$1,167,388
NET ASSETS PER COMMON SHARE	$15.65	$16.26
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(amounts in thousands, except share and per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Investment income:
From non-controlled/non-affiliated investments:
Interest income	$45,040	$51,912	$139,061	$147,309
PIK income	5,093	5,864	15,965	15,920
Other income	1,355	1,713	4,812	4,111
Total investment income from non-controlled/non-affiliated investments	51,488	59,489	159,838	167,340
From non-controlled/affiliated investments:
Interest income	625	1,418	2,074	3,642
PIK income	688	600	3,147	1,112
Dividend income	4,401	—	6,985	—
Other income	1	2	5	6
Total investment income from non-controlled/affiliated investments	5,715	2,020	12,211	4,760
From controlled/affiliated investments:
Interest income	—	—	568	—
Dividend income	6,000	5,000	16,750	16,554
Total investment income from controlled/affiliated investments	6,000	5,000	17,318	16,554
Total investment income	63,203	66,509	189,367	188,654
Expenses:
Base management fees (Note 4)	8,771	9,139	26,200	25,413
Incentive fees (Note 4)	5,289	5,612	15,762	15,946
Professional fees	790	778	2,888	2,508
Administrative service fees (Note 4)	817	512	1,948	1,416
Interest expense and credit facility fees (Note 9)	20,943	22,306	63,997	62,636
Directors’ fees and expenses	190	191	577	527
Other general and administrative	1,004	632	2,275	1,934
Total expenses	37,804	39,170	113,647	110,380
Net investment income (loss) before taxes	25,399	27,339	75,720	78,274
Excise tax expense	417	500	1,538	1,556
Net investment income (loss)	24,982	26,839	74,182	76,718
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments:
Non-controlled/non-affiliated investments	1,145	(16,427)	(10,130)	(23,811)
Non-controlled/affiliated investments	(3,922)	—	(3,922)	—
Controlled/affiliated investments	—	—	—	(14,502)
Net realized currency gain (loss) on non-investment assets and liabilities	446	22	569	(345)
Net realized gain (loss) on forward currency contracts	(8)	—	(8)	313
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/non-affiliated investments	(1,941)	9,644	(42,899)	9,505
Non-controlled/affiliated investments	1,609	2,226	(6,930)	1,423
Controlled/affiliated investments	561	53	1,200	14,180
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	792	1,546	6,559	(9,197)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized gain (loss) on forward currency contracts	111	—	876	(1,697)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(1,207)	(2,936)	(54,685)	(24,131)
Net increase (decrease) in net assets resulting from operations	23,775	23,903	19,497	52,587
Preferred stock dividend	—	—	—	826
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,775	$23,903	$19,497	$51,761
Basic and diluted earnings per common share (Note 11)
Basic	$0.35	$0.33	$0.28	$0.78
Diluted	$0.35	$0.33	$0.28	$0.78
Weighted average shares of common stock outstanding (Note 11)
Basic	68,816,031	72,902,981	69,747,866	65,989,552
Diluted	68,816,031	72,902,981	69,747,866	67,775,222
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Net increase (decrease) in net assets resulting from operations:
Net investment income (loss)	$74,182	$76,718
Net realized gain (loss) on investments, non-investment assets and liabilities, and forward currency contracts	(13,491)	(38,345)
Net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(41,194)	14,214
Net increase (decrease) in net assets resulting from operations	19,497	52,587
Capital transactions:
Common stock issued, net of offering and underwriting costs	—	101
Preferred Stock Exchange	—	(50,000)
Common Stock issued - Preferred Stock Exchange	—	50,000
Common stock issued - CSL III Merger	—	315,838
Reinvestment of dividends	—	949
Repurchase of common stock	(37,128)	—
Dividends declared on preferred and common stock (Note 11)	(76,337)	(82,079)
Net increase (decrease) in net assets resulting from capital transactions	(113,465)	234,809
Net increase (decrease) in net assets	(93,968)	287,396
Net assets at beginning of period	1,167,388	905,204
Net assets at end of period	$1,073,420	$1,192,600
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$19,497	$52,587
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and debt issuance costs	2,569	2,287
Net accretion of discount on investments	(5,291)	(8,289)
Paid-in-kind interest	(21,089)	(19,565)
Net realized (gain) loss on investments	14,052	38,313
Net realized currency (gain) loss on non-investment assets and liabilities	(569)	345
Net change in unrealized (appreciation) depreciation on investments	48,629	(25,108)
Net change in unrealized currency (gain) loss on non-investment assets and liabilities	(6,559)	9,197
Net change in unrealized (gain) loss on forward currency contracts	(876)	1,697
Net change in unrealized (gain) loss on interest rate swaps	(27,976)	7,079
Cost of investments purchased and change in payable for investments purchased	(622,028)	(930,233)
Proceeds from sales and repayments of investments and change in receivable for investments sold	903,343	779,900
Cash acquired in CSL III Merger(1)	—	37,751
Cash acquired in Credit Fund II Purchase(2)	—	6
Changes in operating assets:
Interest and dividend receivable	(1,825)	18,571
Prepaid expenses and other assets	956	(752)
Changes in operating liabilities:
Interest and credit facility fees payable	(8,828)	(2,004)
Base management and incentive fees payable	(292)	1,430
Administrative service fees payable	224	(105)
Other accrued expenses and liabilities	28,281	(14,417)
Net cash provided by (used in) operating activities	322,218	(51,310)
Cash flows from financing activities:
Repurchase of common stock	(37,128)	—
Borrowings on Credit Facilities	503,856	702,891
Repayments of Credit Facilities	(693,723)	(580,769)
Deferred financing costs and debt issuance costs paid	(68)	(343)
Proceeds from issuance of common stock from at the market offering, net of offering and underwriting costs	—	101
Dividends paid in cash	(81,052)	(74,877)
Net cash provided by (used in) financing activities	(308,115)	47,003
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,103	$(4,307)
Cash, cash equivalents and restricted cash, beginning of period	76,493	56,575
Cash, cash equivalents and restricted cash, end of period	$90,596	$52,268

	Nine Months Ended September 30,
	2026	2025
Supplemental disclosures:
Interest and credit facility fees paid during the period	$70,357	$65,878
Taxes, including excise tax, paid during the period	$2,086	$2,726
Dividends declared on preferred and common stock during the period	$76,337	$82,079
Dividends reinvested during the period	$—	$949

Supplemental disclosures of non-cash financing activities:
Common stock issued in Preferred Stock Exchange	$—	$50,000
Acquisition of CSL III(1)
Non-cash assets acquired:
Investments, at fair value	$—	$483,736
Interest receivable	—	7,909
Other assets	—	9,907
Total non-cash assets acquired	$—	$501,552
Liabilities assumed:
Debt	$—	$206,000
Interest payable	—	2,666
Incentive fee payable	—	1,413
Derivative liabilities, at fair value	—	812
Other liabilities	—	12,839
Total liabilities assumed	$—	$223,730
Issuance of common stock pursuant to CSL III Merger	$—	$315,838
Merger costs capitalized into purchase price	$—	$1,650

Acquisition of Credit Fund II(2)
Non-cash assets acquired:
Investments, at fair value	$—	$191,097
Interest receivable	—	2,737
Total non-cash assets acquired	$—	$193,834
Liabilities assumed:
Other liabilities	$—	$227
Total liabilities assumed:	$—	$227
Consolidation of investments in Credit Fund II	$—	$193,614
Transaction costs capitalized into purchase price	$—	$103
(1)Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for details of the CSL III Merger.
(2)Refer to Note 6, Middle Market Credit Fund II, to these unaudited consolidated financial statements for details of the Credit Fund II Purchase.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (80.5% of fair value)
1251 Insurance Distribution Platform Payco, LP	(a)(b)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.57%	3/31/2025	3/31/2031		$21,137	$20,957	$21,130	1.97%
AAH Topco., LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	3/31/2025	12/31/2027		6,071	6,012	6,054	0.56
AArete Investment, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.32%	6/5/2025	6/5/2031		3,279	3,219	3,279	0.30
Addev Group (France)	(a)	(2)(7)(15)	Aerospace & Defense	EURIBOR	5.75%	8.34%	10/28/2025	10/28/2032		€37	43	41	0.00
Addev Group (France)	(a)	(2)(7)	Aerospace & Defense	SOFR	5.75%	9.82%	10/28/2025	10/28/2032		258	253	255	0.02
Addev Group (France)	(a)	(2)(7)	Aerospace & Defense	SONIA	5.75%	9.48%	10/28/2025	10/28/2032		£96	131	127	0.01
ADPD Holdings, LLC	(a)(c)	(2)(3)(11)	Consumer Services	SOFR	1.00%, 5.00% PIK	10.23%	8/16/2022	8/16/2028		22,544	21,951	17,768	1.66
Advanced Infusion Solutions Acquisition, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	6/4/2026	6/4/2032		15,104	14,766	14,858	1.38
Advanced Web Technologies Holding Company	(a)(b)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	4.25%, 2.25% PIK	11.00%	12/17/2020	12/17/2027		16,046	16,001	15,899	1.48
AGS Health BCP LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.01%	7/31/2025	7/31/2032		—	(8)	—	—
AI Grace AUS Bidco Pty LTD (Australia)	(b)(c)	(2)(3)(7)	Consumer Goods: Non-Durable	SOFR	5.00%	8.84%	12/5/2023	12/5/2029		4,571	4,517	4,571	0.43
Alamo Buyer, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.75%	8.51%	8/31/2026	8/31/2033		2,299	2,263	2,263	0.21
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	10/31/2023	10/31/2030		14,059	14,078	13,946	1.30
Alpine Acquisition Corp II	(a)	(2)(3)(15)	Transportation: Cargo	SOFR	4.75%	8.83%	1/14/2026	1/14/2031		—	—	—	—
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.90%	1/14/2026	1/14/2031		2,034	2,034	2,034	0.19
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	9.15%	1/14/2026	1/14/2031		2,613	2,613	2,613	0.24
Altitude Holdco Limited (United Kingdom)	(a)	(2)(3)(7)	Aerospace & Defense	SOFR	4.75%	8.55%	9/2/2026	9/2/2033		1,069	1,058	1,058	0.10
Altitude US Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.75%	8.55%	9/2/2026	9/2/2033		1,603	1,569	1,569	0.15
AmpersCap LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.32%	12/17/2024	12/17/2032		5,030	4,942	5,076	0.47
AmpersCap LLC	(b)	(2)(3)(7)	Diversified Financial Services	SOFR	5.25%	9.32%	12/17/2024	12/17/2032		8,785	8,709	8,785	0.82
AP Plastics Acquisition Holdings, LLC	(a)	(2)(3)(15)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.43%	3/28/2025	8/10/2030		9,308	9,279	9,163	0.85
Apex Companies Holdings, LLC	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	5.00%	8.98%	1/31/2023	1/31/2030		22,689	22,611	22,587	2.10
API Holdings III LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	5.25%	9.01%	6/5/2026	6/5/2033		19,516	19,276	19,278	1.80
Apollo Purchaser, Inc. (Canada)	(a)	(2)(3)(7)(15)	Telecommunications	SOFR	5.00%	9.08%	6/30/2026	6/30/2033	C$	4,845	3,359	3,383	0.32
Apollo Purchaser, Inc. (Canada)	(a)	(2)(3)(7)	Telecommunications	SOFR	5.00%	9.08%	6/30/2026	6/30/2033		3,411	3,378	3,399	0.32

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
AR Bidco Limited (Jersey)	(a)	(2)(7)	Diversified Financial Services	SONIA	5.00%	8.73%	7/21/2026	7/21/2033	£4,622	$6,126	$6,067	0.57%
AR Bidco Limited (Jersey)	(a)	(2)(7)(15)	Diversified Financial Services	SONIA	5.00%	8.73%	7/21/2026	7/21/2033	£—	(25)	(29)	0.00
Artifact Bidco, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.15%	8.22%	7/26/2024	7/26/2031	1,409	1,399	1,403	0.13
Ascend Buyer, LLC	(a)(b)(c)(d)	(2)(3)(15)	Containers, Packaging & Glass	SOFR	5.25%	9.33%	9/30/2021	9/30/2030	28,284	28,298	28,051	2.61
Associations, Inc.	(a)(b)	(2)(3)(11)(15)	Construction & Building	SOFR	6.50%	10.57%	5/3/2024	7/2/2028	20,134	20,163	20,134	1.88
Athlete Buyer, LLC	(a)(b)(c)	(2)(3)(11)(15)	Construction & Building	SOFR	6.00%	10.07%	3/29/2024	4/26/2029	14,616	14,450	11,878	1.11
Atlas US Finco, Inc.	(a)(b)	(2)(3)(7)(15)	High Tech Industries	SOFR	4.50%	8.23%	12/15/2022	12/9/2029	5,180	5,113	5,159	0.48
Auctane, Inc.	(a)	(2)(3)	Transportation: Cargo	SOFR	5.75%	9.51%	6/1/2026	6/1/2033	25,000	24,638	24,643	2.30
Auditboard, Inc.	(a)(c)	(2)(3)(15)	Software	SOFR	2.50%, 3.00% PIK	9.57%	7/12/2024	7/12/2031	13,388	13,293	13,235	1.23
Auditboard, Inc.	(a)	(2)(3)	Software	SOFR	2.50%, 3.00% PIK	9.57%	12/10/2025	7/12/2031	3,167	3,146	3,135	0.29
Azurite Intermediate Holdings, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	6.00%	9.90%	3/19/2024	3/19/2031	15,351	15,199	15,152	1.41
Bamboo Health Holdings, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.65%	5/6/2021	5/6/2030	28,255	28,176	28,413	2.65
Barnes & Noble, Inc.	(a)(b)	(2)(3)(10)(11)	Retail	SOFR	7.16%	11.06%	5/7/2025	5/7/2030	15,584	15,310	15,258	1.42
Bayside OPCP, LLC	(a)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	7.00%	11.07%	5/31/2023	5/31/2029	351	351	351	0.03
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.32%	5/31/2023	5/31/2029	4,828	4,828	4,828	0.45
Bayside OPCP, LLC	(a)	(2)(3)(11)	Healthcare & Pharmaceuticals	SOFR	7.25%	11.32%	5/31/2023	5/31/2029	13,649	13,649	13,649	1.27
BCTO Bobsled Purchaser, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.57%	1/16/2026	1/16/2033	3,309	3,277	3,278	0.31
Bianalisi S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	6.00%	8.62%	2/26/2025	2/26/2032	€17,373	18,658	19,527	1.82
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	11.05%	6/4/2024	6/4/2031	€7,037	7,514	7,431	0.69
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)	Leisure Products & Services	EURIBOR	8.10%, 0.50% PIK	11.07%	7/17/2025	6/4/2031	€481	558	508	0.05
Big Bus Tours Group Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	628	601	535	0.05
Big Bus Tours Group Limited (United Kingdom)	(b)(c)	(2)(7)	Leisure Products & Services	SOFR	8.10%, 0.50% PIK	12.44%	6/4/2024	6/4/2031	11,379	11,147	10,582	0.99
Bingo Group Buyer, Inc.	(a)(b)(c)	(2)(3)(15)	Environmental Industries	SOFR	4.75%	8.82%	7/10/2024	7/10/2031	10,112	10,033	9,991	0.93

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Birsa S.p.A. (Italy)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.75%	8.34%	7/2/2024	6/30/2031	€10,310	$11,082	$11,500	1.07%
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)	High Tech Industries	EURIBOR	5.50%	7.72%	2/19/2026	2/19/2033	€6,521	7,531	7,293	0.68
Bitnova Midco S.p.A. (Italy)	(a)	(2)(7)(15)	High Tech Industries	EURIBOR	5.50%	8.12%	2/19/2026	2/19/2033	€—	(38)	(25)	0.00
BlueCat Networks, Inc. (Canada)	(a)(b)(c)	(2)(3)(7)	High Tech Industries	SOFR	5.25%	9.11%	8/8/2022	8/8/2028	19,238	19,125	19,106	1.78
BMS Holdings III Corp.	(b)(d)	(2)(3)(11)	Construction & Building	SOFR	2.75%, 3.25% PIK	10.07%	9/30/2019	3/31/2028	7,934	7,934	7,334	0.68
Businessolver.com, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	12/3/2025	12/3/2032	—	(18)	(48)	0.00
Celerion Buyer, Inc.	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.82%	5/18/2026	5/18/2033	8,306	8,218	8,219	0.77
CircusTrix Holdings, LLC	(a)(b)	(2)(3)	Leisure Products & Services	SOFR	6.75%	10.52%	7/18/2023	7/14/2028	14,662	14,512	13,791	1.28
Cliffwater LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	4.50%	8.40%	4/22/2025	4/22/2032	11,238	11,116	11,157	1.04
CoreWeave Compute Acquisition Co. II, LLC	(a)	(2)	High Tech Industries	SOFR	9.62%	13.69%	7/30/2023	7/30/2028	1,605	1,603	1,621	0.15
CoreWeave Compute Acquisition Co. IV, LLC	(a)	(2)	High Tech Industries	SOFR	6.00%	10.07%	5/22/2024	5/22/2029	14,665	14,527	14,519	1.35
Cority Software Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	4.50%	8.32%	10/31/2025	10/31/2032	—	(16)	(20)	0.00
Cornerstone Building Brands, Inc.	(a)(c)	(2)(3)(8)	Construction & Building	SOFR	5.63%	9.71%	1/29/2025	8/1/2028	7,815	7,385	3,028	0.28
Cornerstone Building Brands, Inc.	(a)	(2)(3)(8)	Construction & Building	SOFR	4.50%	8.58%	2/18/2025	5/15/2031	3,104	2,795	1,158	0.11
Coupa Holdings, LLC	(a)(b)	(2)(3)(15)	Software	SOFR	5.25%	9.07%	2/27/2023	2/28/2030	12,009	11,898	12,009	1.12
CST Holding Company	(a)(c)	(2)(3)(11)(15)	Consumer Goods: Non-Durable	SOFR	5.00%	8.90%	11/1/2022	11/1/2028	—	(4)	—	—
Dance Midco S.a.r.l. (United Kingdom)	(a)(c)	(2)(7)(15)	Media: Diversified & Production	EURIBOR	5.00%	7.46%	10/25/2024	10/25/2031	€13,297	14,347	14,942	1.39
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	10.07%	6/2/2026	6/2/2031	7,540	7,540	7,540	0.70
DCA Buyer LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	9.07%	6/2/2026	6/2/2031	1,107	1,097	1,107	0.10
Deerfield Dakota Holding, LLC	(a)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.82%	9/12/2025	9/12/2032	26,133	25,913	25,557	2.38
Deerfield Dakota Holding, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	5.25%	9.33%	9/12/2025	9/12/2032	1,496	1,459	1,401	0.13
Denali Intermediate Holdings, Inc.	(a)	(2)(3)(15)	Media: Broadcasting & Subscription	SOFR	5.50%	9.40%	8/26/2025	8/26/2032	431	419	398	0.04
Denali Midco 2, LLC	(a)(b)(c)	(2)(3)	Consumer Services	SOFR	5.50%	9.40%	9/15/2022	12/22/2028	16,881	16,806	16,667	1.55
Diligent Corporation	(a)	(2)(3)(15)	Telecommunications	SOFR	5.00%	8.90%	8/4/2020	8/4/2030	7,104	7,142	6,751	0.63
Diligent Corporation	(a)	(2)(3)	Telecommunications	SOFR	8.42% (100% PIK)	12.18%	8/4/2020	8/4/2030	1,185	1,191	1,129	0.11

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Divisions Holding Corporation	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	4/17/2025	4/17/2032		$720	$703	$733	0.07%
Einstein Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	8.98%	1/22/2025	1/22/2031		30,371	29,764	29,751	2.77
Eliassen Group, LLC	(a)(b)(c)	(2)(3)	Business Services	SOFR	5.75%	9.82%	4/14/2022	4/14/2028		10,629	10,562	10,313	0.96
Ellkay, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	3.00%, 3.50% PIK	10.39%	5/14/2025	9/14/2030		35,988	35,703	35,539	3.31
Eltera Bidco AS (Norway)	(a)	(2)(7)(15)	Business Services	NIBOR	5.00%	9.61%	5/11/2026	5/12/2033	NOK	65,873	7,015	6,713	0.63
Embark Intermediate Holdings, LLC	(a)	(2)(3)(15)	Business Services	SOFR	4.50%	8.58%	9/2/2025	9/2/2032		3,118	3,083	3,089	0.29
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)(15)	Diversified Financial Services	SONIA	3.84%, 4.16% PIK	11.73%	4/16/2025	4/16/2031		£1,598	1,937	2,051	0.19
Enkindle Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	3.84%, 4.16% PIK	11.73%	4/16/2025	4/16/2031		£4,267	5,514	5,544	0.52
Enverus, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.40%	12/18/2025	12/18/2032		2,343	2,323	2,328	0.22
Espresso Bidco Inc.	(a)	(2)(3)(15)	Software	SOFR	5.25%	9.32%	3/25/2025	3/25/2032		27,597	27,251	27,300	2.54
Essential Services Holding Corporation	(a)(c)	(2)(3)	Consumer Services	SOFR	5.25%	8.98%	6/17/2024	6/17/2031		1,530	1,527	1,451	0.14
Essential Services Holding Corporation	(a)(c)	(2)(3)(15)	Consumer Services	SOFR	5.25%	8.98%	6/17/2024	6/17/2031		82	81	72	0.01
Ethos Bidco, Ltd. (United Kingdom)	(a)	(2)(7)	Healthcare & Pharmaceuticals	SONIA	4.75%	8.48%	3/12/2026	3/12/2033		£7,033	9,306	9,255	0.86
Excel Fitness Holdings, Inc.	(a)(c)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.83%	4/29/2022	4/29/2030		—	(7)	(43)	0.00
Excel Fitness Holdings, Inc.	(a)(b)(c)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.82%	5/13/2024	4/29/2030		15,904	15,833	15,448	1.44
Excelitas Technologies Corp.	(a)(c)	(2)	Capital Equipment	EURIBOR	5.25%	7.73%	8/12/2022	8/12/2029		€3,347	3,548	3,783	0.35
Excelitas Technologies Corp.	(a)(b)(c)	(2)(3)(15)	Capital Equipment	SOFR	5.25%	9.15%	8/12/2022	8/12/2029		11,074	11,041	11,050	1.03
Flexera Software LLC	(a)	(2)(3)	Software	EURIBOR	4.75%	7.23%	8/15/2025	8/15/2032		€1,968	2,298	2,184	0.20
Flexera Software LLC	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.48%	8/15/2025	8/15/2032		8,408	8,389	8,205	0.76
Fortna Group, Inc.	(a)	(2)(3)	Capital Equipment	SOFR	7.50% (100% PIK)	11.57%	7/9/2026	8/31/2027		728	728	728	0.07
FPG Intermediate Holdco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029		50	48	50	0.00
FPG Intermediate Holdco, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029		96	96	96	0.01
Fullsteam Operations LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	5.25%	9.05%	8/8/2025	8/8/2031		6,926	6,847	6,714	0.63
Generator US Buyer, Inc.	(a)(c)	(2)(3)(7)	Energy: Electricity	SOFR	4.50%	8.57%	10/1/2024	7/22/2030		2,421	2,400	2,387	0.22
GGG Midco, LLC	(a)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.57%	4/1/2026	4/1/2033		2,129	2,100	2,108	0.20
GI DI Emerald Intermediate Limited (United Kingdom)	(a)	(2)(3)(7)(15)	Business Services	SOFR	4.75%	8.82%	2/12/2026	2/12/2033		—	(68)	28	0.00
Greenhouse Software, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.82%	3/1/2021	9/1/2028		32,796	32,502	32,681	3.04

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
GS AcquisitionCo, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	5.25%	9.32%	3/26/2024	5/25/2028	$5,663	$5,681	$5,446	0.51%
Guidehouse LLP	(a)(c)	(2)(3)	Sovereign & Public Finance	SOFR	4.75%	8.65%	9/30/2022	12/16/2030	6,117	6,149	5,827	0.54
Gymspa (France)	(a)	(2)(7)(15)	Leisure Products & Services	EURIBOR	5.75%, 1.75% PIK	10.01%	5/14/2025	5/14/2031	€9,973	10,868	11,414	1.06
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.28% PIK	12.20%	4/30/2026	2/28/2029	£6,296	8,305	8,389	0.78
Hadrian Acquisition Limited (United Kingdom)	(a)	(2)(3)(7)(10)	Diversified Financial Services	SONIA	5.19%, 3.28% PIK	12.20%	2/28/2022	2/28/2029	£16,982	22,343	22,515	2.10
Heartland Home Services, Inc.	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	5.75%	9.65%	2/10/2022	12/15/2026	9,938	9,933	9,843	0.92
Heartland Home Services, Inc.	(a)	(2)(3)(11)	Consumer Services	SOFR	6.00%	10.07%	12/15/2020	12/15/2026	6,916	6,913	6,855	0.63
Heartland Home Services, Inc.	(a)	(2)(3)(11)	Consumer Services	SOFR	6.75%	10.83%	12/15/2020	12/15/2026	637	636	631	0.06
Hercules Borrower LLC	(a)(b)	(2)(3)(11)(15)	Environmental Industries	SOFR	4.75%	8.82%	12/14/2020	12/14/2028	17,625	17,496	17,490	1.63
Hermes BidCo Germany GmbH (Germany)	(a)	(2)(7)	Healthcare & Pharmaceuticals	EURIBOR	5.25%	7.84%	4/29/2026	4/29/2033	€8,446	9,673	9,421	0.88
Higginbotham Insurance Agency, Inc.	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.50%	8.40%	12/11/2025	6/11/2031	7,840	7,751	7,782	0.71
Holding Argon (France)	(a)	(2)(7)(15)	Business Services	EURIBOR	6.00%	8.45%	1/16/2026	4/16/2032	€1,405	1,589	1,499	0.14
Holding Argon (France)	(a)	(2)(7)	Business Services	EURIBOR	6.00%	8.45%	4/16/2025	4/16/2032	€13,142	14,592	14,510	1.35
Holding Argon (France)	(a)	(2)(7)	Business Services	SOFR	6.00%	9.79%	1/16/2026	4/16/2032	445	445	437	0.04
Hoosier Intermediate, LLC	(a)(b)(d)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.73%	11/15/2021	11/15/2028	15,741	15,664	15,741	1.47
Horizon Avionics Buyer, LLC	(a)	(2)(3)(15)	Aerospace & Defense	SOFR	4.50%	8.57%	10/25/2025	3/28/2032	6,055	5,994	5,996	0.56
HS Spa Holdings Inc.	(a)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.25%	9.33%	6/2/2022	6/2/2029	9,440	9,471	9,388	0.87
HS Spa Holdings Inc.	(a)	(2)(3)	Consumer Services	SOFR	5.25%	9.07%	3/12/2024	6/2/2029	745	741	741	0.07
Hyphen Solutions, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.40%	8/6/2025	8/6/2032	—	(8)	(19)	0.00
Icefall Parent, Inc.	(a)(b)(c)	(2)(3)(15)	Software	SOFR	4.50%	8.57%	1/26/2024	1/26/2030	10,088	9,982	10,024	0.93
iCIMS, Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.75%	9.59%	8/18/2022	8/18/2028	28,571	28,404	26,741	2.49
IEM New Sub 2, LLC	(a)	(2)(3)(15)	Energy: Electricity	SOFR	4.75%	8.82%	12/3/2025	12/3/2031	—	(16)	(50)	0.00
IG Investments Holdings, LLC	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.00%	8.82%	11/1/2024	9/22/2028	4,365	4,370	4,365	0.41
IQN Holding Corp.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.25%	9.32%	5/2/2022	5/2/2029	11,915	11,883	11,841	1.10
Iron Infinity Buyer Sub, Inc.	(a)(b)	(2)(3)(15)	Utilities: Oil & Gas	SOFR	4.50%	8.57%	10/16/2025	10/16/2032	14,833	14,768	14,843	1.38
Jawbreaker Parent, Inc.	(a)	(2)(3)(15)	Software	SOFR	4.75%	8.82%	1/30/2026	1/30/2033	6,854	6,775	6,660	0.62
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	8.90% (100% PIK)	12.98%	12/22/2021	12/31/2029	7,355	6,163	7,355	0.69
Jeg's Automotive, LLC	(a)	(2)(3)(8)	Auto Aftermarket & Services	SOFR	7.00% (100% PIK)	11.08%	12/22/2021	12/31/2029	1,223	1,035	1,223	0.11

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Kona Buyer, LLC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.26%	6/27/2025	7/23/2031		$535	$530	$541	0.05%
LDS Intermediate Holdings, L.L.C.	(a)(c)	(2)(3)(15)	Transportation: Cargo	SOFR	5.00%	8.90%	2/7/2025	2/7/2032		7,031	6,861	6,855	0.63
Leo BuyerCo, LLC	(a)(b)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.82%	11/25/2025	11/25/2032		9,142	9,009	9,013	0.84
Lifelong Learner Holdings, LLC	(a)	(2)(3)(11)(15)	Business Services	SOFR	1.00%, 6.75% PIK	11.57%	10/18/2019	4/12/2027		4,599	4,599	3,786	0.35
Material Holdings, LLC	(a)(d)	(2)(3)(8)(11)	Business Services	SOFR	3.12%, 2.88% PIK	10.08%	8/19/2021	8/19/2027		14,095	13,740	8,008	0.75
Material Holdings, LLC	(a)(d)	(2)(3)(8)(11)	Business Services	SOFR	6.00% (100% PIK)	10.08%	8/19/2021	8/19/2027		4,143	1,103	—	—
Material Holdings, LLC	(a)(d)	(2)(3)(11)(15)	Business Services	SOFR	6.00% (100% PIK)	10.07%	6/25/2025	8/19/2027		1,435	1,435	1,435	0.13
Matterhorn Finco, Inc.	(a)	(2)(3)(15)	Software	SOFR	5.50%	9.57%	3/5/2026	3/5/2033		7,204	7,126	7,124	0.66
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)	Auto Aftermarket & Services	BBSY	4.50%	9.04%	5/26/2026	11/28/2032	A$	300	215	209	0.02
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)	Auto Aftermarket & Services	EURIBOR	4.50%	7.04%	5/26/2026	11/28/2032		€429	499	486	0.05
McQueen Bidco PTY LTD. (Australia)	(a)	(2)(3)(7)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.57%	11/20/2025	11/28/2032		—	(15)	—	—
Merative L.P.	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.57%	9/30/2025	9/30/2032		40,868	40,648	40,868	3.81
Mindbody, Inc.	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	6.00%	10.07%	3/30/2026	3/30/2033		21,422	21,080	21,086	1.96
Modernizing Medicine, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	2.50%, 2.25% PIK	8.82%	4/30/2025	4/30/2032		12,129	12,023	12,209	1.14
Monarch Buyer, Inc.	(a)	(2)(3)(15)	Business Services	SOFR	4.75%	8.82%	6/2/2025	6/2/2032		5,876	5,737	5,661	0.53
More Cowbell II, LLC	(a)	(2)(3)(15)	Diversified Financial Services	SOFR	4.25%	7.99%	9/3/2025	9/1/2030		—	—	—	—
NFO Orange Buyer, LLC	(a)	(2)(3)(15)	Construction & Building	SOFR	4.25%	8.33%	1/13/2026	1/13/2033		1,638	1,623	1,612	0.15
NMI AcquisitionCo, Inc.	(a)(b)(d)	(2)(3)(11)(15)	High Tech Industries	SOFR	4.50%	8.40%	9/6/2017	9/6/2028		47,570	47,564	47,475	4.42
North Haven Fairway Buyer, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.08%	5/17/2022	5/17/2028		31,015	30,882	30,863	2.88
Nuzoa Bidco, S.L.U. (Spain)	(a)	(2)(7)(15)	Healthcare & Pharmaceuticals	EURIBOR	5.50%	8.10%	6/24/2025	6/24/2032		€6,657	7,550	7,384	0.69
Oak Purchaser, Inc.	(a)(b)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.76%	4/28/2022	5/31/2028		14,548	14,477	14,459	1.35
Oak Purchaser, Inc.	(a)(c)	(2)(3)(15)	Business Services	SOFR	5.50%	9.76%	2/1/2024	5/31/2028		5,055	5,005	4,949	0.46
OEConnection, LLC	(a)	(2)(3)(15)	Auto Aftermarket & Services	SOFR	4.50%	8.40%	12/23/2025	12/23/2032		1,137	1,128	1,114	0.10
OEI, Inc.	(a)	(2)(3)(15)	Construction & Building	SOFR	4.50%	8.57%	12/29/2025	12/29/2032		2,267	2,177	2,400	0.22
Onward Acquireco, Inc.	(a)	(2)(3)(15)	Software	SOFR	2.38%, 2.68% PIK	8.96%	4/1/2026	4/1/2033		—	(23)	(23)	0.00

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	EURIBOR	3.25%, 2.50% PIK	8.36%	10/30/2024	10/30/2031	€2,413	$2,596	$2,504	0.23%
Optimizely North America Inc.	(a)(b)	(2)(3)(15)	High Tech Industries	SOFR	3.00%, 2.50% PIK	9.57%	10/30/2024	10/30/2031	7,144	7,092	6,466	0.60
Optimizely North America Inc.	(a)	(2)(3)	High Tech Industries	SONIA	3.50%, 2.50% PIK	9.73%	10/30/2024	10/30/2031	£965	1,242	1,177	0.11
Orbcomm Inc.	(a)(b)	(2)(3)(15)	Telecommunications	SOFR	5.25%	9.32%	4/27/2026	4/27/2032	9,407	9,313	9,309	0.87
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)	Diversified Financial Services	EURIBOR	3.50%, 2.75% PIK	8.93%	12/4/2024	12/4/2031	€1,895	2,015	2,124	0.20
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.09%	12/4/2024	12/4/2031	5,006	4,959	4,956	0.46
Orthrus Limited (United Kingdom)	(a)(c)	(2)(3)(7)	Diversified Financial Services	SOFR	3.50%, 2.75% PIK	10.09%	7/24/2025	12/4/2031	725	725	717	0.07
Orthrus Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Diversified Financial Services	SONIA	3.50%, 2.75% PIK	9.98%	12/4/2024	12/4/2031	£2,121	2,717	2,777	0.26
PAM Bidco Limited (United Kingdom)	(a)(c)	(7)(15)	Utilities: Water	FIXED	10.75%	10.75%	10/29/2024	10/29/2031	£94	120	122	0.01
PAM Bidco Limited (United Kingdom)	(a)(c)	(2)(7)(15)	Utilities: Water	SONIA	7.30%	11.03%	10/29/2024	10/29/2031	£7,933	10,173	10,436	0.97
PCIA SPV-3, LLC	(a)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.89%	9/15/2026	9/15/2032	27,846	27,282	27,278	2.54
PDI TA Holdings, Inc	(a)(c)	(2)(3)	Software	SOFR	3.50%, 2.50% PIK	9.90%	2/1/2024	2/1/2031	15,916	15,953	15,207	1.42
PDI TA Holdings, Inc	(a)(c)	(2)(3)	Software	SOFR	5.50%	9.40%	2/1/2024	2/1/2031	1,197	1,199	1,144	0.11
Pound Bidco Inc. (Canada)	(a)	(2)(3)(7)(15)	Software	SOFR	5.25%	9.15%	2/1/2021	5/1/2029	1,350	1,348	1,349	0.13
Pound Bidco Inc. (Canada)	(a)(b)	(2)(3)(7)	Software	SOFR	5.25%	9.15%	11/21/2023	5/1/2029	18,056	18,031	18,050	1.68
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.25%	9.01%	8/7/2024	8/31/2029	5,066	5,047	4,909	0.46
PPV Intermediate Holdings, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	5.75%	9.51%	8/7/2024	8/31/2029	15,826	15,792	15,617	1.45
PPV Intermediate Holdings, LLC	(a)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	6.00%	9.76%	8/7/2024	8/31/2029	205	205	202	0.02
Project Castle, Inc.	(b)(c)	(2)(3)(8)	Capital Equipment	SOFR	5.50%	9.58%	6/24/2022	6/1/2029	8,181	7,458	552	0.05
Propio LS, LLC	(a)(b)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.75%	8.82%	5/12/2025	5/12/2030	11,904	11,811	11,766	1.10
PROS Parent, Inc.	(a)	(2)(3)(15)	Transportation: Consumer	SOFR	4.25%	8.06%	12/9/2025	12/9/2032	521	519	520	0.05
PXO Holdings I Corp.	(a)(b)(d)	(2)(3)(11)(15)	Chemicals, Plastics & Rubber	SOFR	5.50%	9.57%	3/8/2022	3/8/2028	23,057	22,959	22,796	2.12
QBS Parent, Inc.	(a)	(2)(3)(15)	Energy: Oil & Gas	SOFR	4.50%	8.57%	11/7/2024	6/3/2032	1,281	1,234	1,097	0.10
Radwell Parent, LLC	(a)(b)(d)	(2)(3)(15)	Wholesale	SOFR	4.75%	8.83%	12/1/2022	4/1/2030	20,443	20,213	20,402	1.90

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *		Amortized Cost (4)	Fair Value (5)	% of Net Assets
Rialto Management Group, LLC	(a)(b)(c)	(2)(3)(7)(15)	Diversified Financial Services	SOFR	5.00%	8.90%	12/5/2024	12/5/2030		$14,993	$14,883	$14,828	1.38%
Rotation Buyer, LLC	(a)(c)	(2)(3)(15)	Capital Equipment	SOFR	4.75%	8.82%	12/27/2024	12/27/2031	5,064		5,015	4,723	0.44
Saguaro Buyer, LLC	(a)	(2)(3)(15)	Leisure Products & Services	SOFR	4.50%	8.57%	7/3/2025	7/3/2032	6,545		6,481	6,575	0.61
SCHP Purchaser, INC	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	10/24/2025	10/24/2032	—		(27)	(20)	0.00
SCP Eye Care HoldCo, LLC	(a)(b)(c)	(2)(3)(11)(15)	Healthcare & Pharmaceuticals	SOFR	5.50%	9.40%	10/7/2022	10/7/2029	11,189		11,216	11,186	1.04
Seahawk Bidco, LLC	(a)(b)(c)	(2)(3)(15)	Consumer Services	SOFR	5.00%	9.08%	12/19/2024	12/19/2031	14,063		13,960	13,773	1.28
Secretariat Advisors LLC	(a)	(2)(15)	Construction & Building	SOFR	4.00%	8.07%	2/28/2025	3/1/2032	—		(9)	(75)	(0.01)
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)	Diversified Financial Services	EURIBOR	5.25%	7.87%	3/19/2025	3/19/2032		€6,766	7,314	7,605	0.71
Sigma Irish Acquico Limited (Ireland)	(a)	(2)(7)(15)	Diversified Financial Services	SOFR	5.25%	9.33%	3/19/2025	3/19/2032	—		(30)	(14)	0.00
Signal Bidco AS (Norway)	(a)	(2)(7)(15)	Aerospace & Defense	NIBOR	5.25%	10.04%	8/6/2026	8/6/2033	NOK	—	(45)	(45)	0.00
Signal Bidco AS (Norway)	(a)	(2)(7)	Aerospace & Defense	NIBOR	5.25%	9.83%	8/6/2026	8/6/2033	NOK	61,368	6,335	6,280	0.59
SitusAMC Holdings Corporation	(a)(b)	(2)(3)	Diversified Financial Services	SOFR	5.50%	9.57%	5/14/2025	5/14/2031	27,415		27,304	27,264	2.54
Smarsh Inc.	(a)(b)	(2)(3)(15)	Software	SOFR	5.00%	9.07%	2/18/2022	2/18/2029	9,357		9,275	8,857	0.83
Specialty Pharma III, Inc.	(a)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.23%	12/23/2025	12/23/2032	15,500		15,420	15,500	1.45
Speedstar Holding LLC	(a)(b)	(2)(3)	Auto Aftermarket & Services	SOFR	6.00%	10.07%	7/2/2024	7/22/2029	17,852		17,789	14,114	1.31
Spotless Brands, LLC	(a)	(2)(3)	Consumer Services	SOFR	5.50%	9.38%	8/30/2024	7/25/2028	8,954		8,911	8,938	0.83
Spotless Brands, LLC	(a)(b)(c)(d)	(2)(3)(15)	Consumer Services	SOFR	5.75%	9.60%	6/21/2022	7/25/2028	47,208		46,998	47,208	4.40
Summit Bidco, Inc. (Canada)	(a)	(2)(3)(7)(15)	Diversified Financial Services	CORRA	4.75%	7.05%	10/1/2025	10/1/2032	C$	744	528	523	0.05
Summit Holdings Limited (Guernsey)	(a)	(2)(7)	Diversified Financial Services	SOFR	5.25%	9.32%	9/30/2026	9/30/2033	1,407		1,386	1,386	0.13
Summit Holdings Limited (Guernsey)	(a)	(2)(7)(15)	Diversified Financial Services	SONIA	5.25%	8.98%	9/30/2026	9/30/2033		£5,082	6,573	6,580	0.61
Tank Holding Corp.	(a)(b)(d)	(2)(3)(11)(15)	Capital Equipment	SOFR	5.75%	9.83%	3/31/2022	3/31/2028	24,714		24,591	23,318	2.17
Tank Holding Corp.	(a)	(2)(3)(11)	Capital Equipment	SOFR	6.00%	9.90%	9/26/2024	3/31/2028	3,495		3,478	3,316	0.31
The Chartis Group, LLC	(a)(c)	(2)(3)(15)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.32%	9/17/2024	9/17/2031	1,169		1,125	1,169	0.11
Thor (BC) Bidco AB (Sweden)	(a)	(2)(7)	Wholesale	STIBOR	5.00%	7.08%	6/1/2026	6/1/2033	SEK	74,240	7,907	7,335	0.68
Thor (BC) Bidco AB (Sweden)	(a)	(2)(7)(15)	Wholesale	STIBOR	5.00%	7.01%	6/1/2026	6/1/2033	SEK	—	(11)	(15)	0.00
Total Power Limited (Canada)	(a)(c)	(2)(3)(7)(15)	Energy: Electricity	CORRA	4.50%	6.80%	7/22/2024	7/22/2030	C$	13,530	9,629	9,358	0.87

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
TS Imagine Intermediate Inc.	(a)	(2)(3)(15)	Software	SOFR	6.25%	10.32%	6/12/2026	6/12/2031	$12,142	$11,946	$12,111	1.13%
Tufin Software North America, Inc.	(a)(b)(c)	(2)(3)(11)(15)	Software	SOFR	4.93%	8.83%	8/17/2022	8/17/2028	38,263	38,021	38,263	3.56
U.S. Legal Support, Inc.	(a)(b)(d)	(2)(3)(11)(15)	Business Services	SOFR	5.25%	9.15%	11/30/2018	5/31/2027	23,174	23,174	23,084	2.15
UFT Buyer LLC	(a)	(2)(3)(15)	Environmental Industries	SOFR	2.13%, 2.63% PIK	8.82%	12/4/2025	12/4/2032	1,330	1,318	1,306	0.12
US INFRA SVCS Buyer, LLC	(a)(d)	(2)(3)(8)(11)	Environmental Industries	SOFR	1.00%, 5.75% PIK	10.83%	4/13/2020	6/13/2028	11,303	10,894	3,504	0.33
USR Parent Inc.	(a)(b)(c)	(2)(3)(10)	Retail	SOFR	7.60%	11.28%	4/22/2022	4/25/2027	3,463	3,455	3,445	0.32
Vensure Employer Services, Inc.	(b)	(2)(3)	Business Services	SOFR	5.00%	9.07%	9/27/2024	9/27/2031	14,214	14,107	14,014	1.31
Victors Purchaser, LLC	(a)	(2)(3)(15)	High Tech Industries	SOFR	4.25%	8.33%	12/23/2025	12/23/2032	234	217	225	0.02
Vienna Bidco Limited (United Kingdom)	(a)	(2)(3)(7)	Healthcare & Pharmaceuticals	SONIA	5.65%	9.38%	8/20/2025	8/20/2030	£7,264	9,544	9,438	0.88
VRC Companies, LLC	(a)	(2)(3)(15)	Business Services	SOFR	5.50%	9.40%	7/29/2025	6/29/2027	—	(1)	(1)	0.00
Whitney Merger Sub, Inc.	(a)(b)	(2)(3)(15)	Leisure Products & Services	SOFR	4.75%	8.82%	7/3/2025	7/3/2032	25,944	25,696	25,912	2.41
Wineshipping.com LLC	(a)(d)	(2)(3)(11)(15)	Beverage & Food	SOFR	6.25% (100% PIK)	10.32%	10/29/2021	12/29/2028	19,082	18,234	12,195	1.14
World 50, Inc.	(a)(b)	(2)(3)(15)	Business Services	SOFR	4.50%	8.57%	3/22/2024	3/22/2030	18,545	18,296	18,633	1.74
Yellowstone Buyer Acquisition, LLC	(a)	(2)(3)(11)	Consumer Goods: Durable	SOFR	5.75%	9.56%	9/13/2021	9/13/2027	429	428	401	0.04
YLG Holdings, Inc.	(a)(b)	(2)(3)(15)	Consumer Services	SOFR	4.75%	8.83%	9/30/2020	12/23/2030	6,814	6,799	6,749	0.63
First Lien Debt Total										$1,933,701	$1,882,852	175.41%
Second Lien Debt (3.4% of fair value)
AQA Acquisition Holdings, Inc.	(a)(b)(d)	(2)(3)	High Tech Industries	SOFR	6.25%	10.07%	3/3/2021	3/3/2029	$40,000	$39,650	$32,963	3.07%
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	7,643	7,642	7,643	0.71
Associations, Inc.	(a)	(9)	Construction & Building	FIXED	14.25% (100% PIK)	14.25%	5/3/2024	5/3/2030	2,919	2,918	2,926	0.27
Bayside OPCP, LLC	(a)	(2)(3)(9)(11)	Healthcare & Pharmaceuticals	SOFR	10.00% (100% PIK)	14.22%	5/31/2023	5/31/2029	7,250	7,248	7,250	0.68
CHHSZ Holdings, LLC	(a)	(7)(9)(15)	Diversified Financial Services	FIXED	13.50% (100% PIK)	13.50%	9/15/2026	3/15/2033	131	127	127	0.01
Denali Midco 2, LLC	(a)		Consumer Services	FIXED	13.00% (100% PIK)	13.00%	10/4/2024	12/22/2029	3,328	3,300	3,218	0.30
FPG Intermediate Holdco, LLC	(a)	(2)(3)(8)	Consumer Services	SOFR	5.00% (100% PIK)	9.07%	7/25/2025	6/30/2029	38	35	38	0.00
PAI Holdco, Inc.	(a)	(2)(3)	Auto Aftermarket & Services	SOFR	5.50%, 2.00% PIK	11.26%	10/28/2020	10/28/2028	15,226	15,092	14,922	1.39

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
TruGreen Limited Partnership	(a)(b)	(2)(3)(11)	Consumer Services	SOFR	8.50%	12.32%	11/16/2020	11/2/2028	13,000	$12,908	$11,018	1.03%
Second Lien Debt Total										$88,920	$80,105	7.46%

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Common and Preferred Equity Investments (5.1% of fair value)
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	$6,511	$5,636	0.53%
48Forty TopCo LLC	(a)	(6)(12)	Transportation: Cargo		1/14/2026	1	—	—	—
Aimbridge Acquisition Co., Inc.	(a)	(6)(12)	Leisure Products & Services		3/11/2025	23	1,142	1,188	0.11
ANLG Holdings, LLC	(a)	(6)(12)	Capital Equipment		6/22/2018	592	592	1,329	0.12
Atlas Ontario LP (Canada)	(a)	(6)(7)(12)	Business Services		4/7/2021	5,114	5,114	10,381	0.97
Bayside HoldCo, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		5/31/2023	6	—	8,259	0.77
Blackbird Holdco, Inc.	(a)	(6)	Capital Equipment	12.50% (100% PIK)	12/14/2021	18	17,549	17,640	1.64
Buckeye Group Holdings, L.P.	(a)	(6)(8)	Auto Aftermarket & Services	11.08% (100% PIK)	12/31/2024	5,118	1,521	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	9,417	—	—	—
Buckeye Group Holdings, L.P.	(a)	(6)(12)	Auto Aftermarket & Services		12/31/2024	5,118	—	—	—
CHHSZ Holdings, LLC	(a)	(6)(7)(15)	Diversified Financial Services	9.00% (100% PIK)	9/15/2026	0	184	184	0.02
CIP Revolution Holdings, LLC	(a)	(6)(12)	Media: Advertising, Printing & Publishing		8/19/2016	318	318	225	0.02
Comar Aggregator Co, LLC	(a)(d)	(6)(12)	Containers, Packaging & Glass		10/31/2025	21	10,674	10,225	0.95
Cority Software Inc. (Canada)	(a)	(6)(7)(12)	Software		7/2/2019	250	250	708	0.07
DCA TopCo LP	(a)	(6)(12)	Healthcare & Pharmaceuticals		6/2/2026	483	4,533	4,403	0.41
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	18	17,679	16,597	1.55
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	—	—
EvolveIP, LLC	(a)(d)	(6)(12)	Telecommunications		10/30/2024	107	215	194	0.02
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	—	—
FS NU Investors, LP	(a)	(6)(8)	Consumer Services	20.00% (100% PIK)	8/9/2024	3	219	—	—
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,509	1,513	0.14
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	12.50% (100% PIK)	12/21/2021	16,825	16,830	16,632	1.54
Navacord Intermediate Holdings Inc. (Canada)	(a)	(6)(7)(15)	Diversified Financial Services	11.00% (100% PIK)	2/2/2026	15	10,940	10,475	0.98

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	$2,598	$—	—%
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	1,060	0.10
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	414	0.04
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	2,247	2,443	2,580	0.24
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,167	476	0.04
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	258	0.02
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,912	0.27
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,427	0.23
TW LRW Holdings, LLC	(a)(b)(d)	(6)(12)	Business Services		6/14/2024	4	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
TW Material Holdings LP	(a)(b)(d)	(6)(12)	Business Services		3/6/2026	0	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	641	640	965	0.09
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	1,753	0.16
Equity Investments Total							$106,453	$118,434	11.03%
Total investments—non-controlled/non-affiliated							$2,129,074	$2,081,391	193.90%

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
First Lien Debt (1.1% of fair value)
Align Precision Group, LLC	(a)	(2)(3)(14)	Aerospace & Defense	SOFR	6.75% (100% PIK)	10.60%	7/3/2025	7/3/2030	$21,916	$21,916	$21,916	2.04%
Align Precision Group, LLC	(a)	(2)(3)(14)(15)	Aerospace & Defense	SOFR	6.75% (100% PIK)	11.01%	7/3/2025	7/3/2030	4,085	4,024	4,085	0.38
First Lien Debt Total										$25,940	$26,001	2.42%

Investments—non-controlled/affiliated		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Equity Investments (0.2% of fair value)
Align Precision Group, LLC	(a)	(6)(12)(14)	Aerospace & Defense		7/3/2025	10	$5,875	$5,581	0.52%
Equity Investments Total							$5,875	$5,581	0.52%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Par Amount / LLC Interest *	Amortized Cost (4)	Fair Value (5)	% of Net Assets
Investment Funds (4.4% of fair value)
Structured Credit Partners JV, LLC, Class A	(a)	(7)(12)(14)	Investment Funds				2/11/2026	$1	$1	$1	0.00%
Structured Credit Partners JV, LLC, Class B	(a)	(7)(14)	Investment Funds	FIXED	20.30%	20.30%	2/11/2026	102,124	102,124	102,124	9.52
Structured Credit Partners JV, LLC, Class C	(a)	(7)(12)(14)	Investment Funds				2/11/2026	—	—	—	—
Investment Funds Total									$102,125	$102,125	9.52%
Total investments—non-controlled/affiliated									$133,940	$133,707	12.46%

Investments—controlled/affiliated		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Acquisition Date	Maturity Date	Par Amount/ LLC Interest *	Cost	Fair Value (5)	% of Net Assets

Investment Funds (5.3% of fair value)
Middle Market Credit Fund, LLC, Subordinated Loan and Member's Interest	(a)	(7)(13)	Investment Funds	FIXED	18.40%	18.40%	2/29/2016	12/31/2030	$130,500	$130,501	$124,314	11.58%
Middle Market Credit Fund, LLC, Mezzanine Loan	(a)	(2)(7)(9)(13)	Investment Funds	SOFR	6.50%	10.58%	6/30/2016	5/21/2028	—	—	—	—
Investment Funds Total										$130,501	$124,314	11.58%
Total investments—controlled/affiliated										$130,501	$124,314	11.58%
Total investments										$2,393,515	$2,339,412	217.94%

Derivative Instrument**	Counterparty	Company Pays	Company Receives	Maturity Date	Notional Amount	Fair Value(5)	Change in Unrealized Appreciation / (Depreciation)	Upfront Payments / Receipts
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 3.235%(e)	6.75%	February 18, 2030	$300,000	$(12,492)	$(12,790)	$—
Interest Rate Swap	JP Morgan Chase Bank N.A.	SOFR + 2.312%(f)	5.75%	February 15, 2031	300,000	(16,645)	(15,209)	—
Total					$600,000	$(29,137)	$(27,999)	$—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Derivative Instruments**	Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Maturity Date	Unrealized Appreciation (Depreciation)
Forward Currency Contract	Barclays	$160	NOK	1,485	10/14/2026	$6
Forward Currency Contract	Barclays	$4	NOK	37	10/14/2026	0
Forward Currency Contract	Barclays	$143	SEK	1,326	10/16/2026	11
Forward Currency Contract	Barclays	$213	A$	300	10/21/2026	5
Forward Currency Contract	Barclays	$2,572	NOK	24,542	11/5/2026	24
Forward Currency Contract	Barclays	$125	NOK	1,197	12/14/2026	1
Forward Currency Contract	Barclays	$164	NOK	1,525	1/13/2027	6
Forward Currency Contract	Barclays	$13	NOK	131	1/13/2027	(1)
Forward Currency Contract	Barclays	$146	SEK	1,343	1/15/2027	11
Forward Currency Contract	Barclays	$98	NOK	939	3/12/2027	1
Forward Currency Contract	Barclays	$163	NOK	1,519	4/13/2027	5
Forward Currency Contract	Barclays	$11	NOK	111	4/13/2027	0
Forward Currency Contract	Barclays	$147	SEK	1,346	4/16/2027	11
Forward Currency Contract	Barclays	$8,263	SEK	75,685	5/28/2027	602
Forward Currency Contract	Barclays	$6,797	NOK	63,530	5/28/2027	210
Forward Currency Contract	Barclays	$472	NOK	4,669	5/28/2027	(12)
Forward Currency Contract	Barclays	$101	NOK	965	6/14/2027	1
Forward Currency Contract	Barclays	$100	NOK	957	9/14/2027	1
Forward Currency Contract	Barclays	$98	NOK	939	12/14/2027	0
Forward Currency Contract	Barclays	$97	NOK	930	3/14/2028	0
Forward Currency Contract	Barclays	$97	NOK	931	6/14/2028	0
Forward Currency Contract	Barclays	$3,882	NOK	37,424	7/31/2028	(6)
Total Derivative Instruments						$876
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
As of September 30, 2026
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
(1)Unless otherwise indicated, issuers of debt and equity investments held by the Company are domiciled in the United States. Under the Investment Company Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Company Act”), the Company would be deemed to “control” a portfolio company if the Company owned more than 25% of its outstanding voting securities and/or held the power to exercise control over the management or policies of the portfolio company. As of September 30, 2026, the Company does not “control” any of these portfolio companies. Under the Investment Company Act, the Company would be deemed an “affiliated person” of a portfolio company if the Company owns 5% or more of the portfolio company’s outstanding voting securities. As of September 30, 2026, the Company is not an “affiliated person” of any of these portfolio companies. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, the Company has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. As of September 30, 2026, the reference rates for variable rate loans were the 30-day SOFR at 3.91%, the 90-day SOFR at 4.08%, the 180-day SOFR at 4.27%, the daily SONIA at 3.73%, the 30-day EURIBOR at 2.50%, the 90-day EURIBOR at 2.62%, the 180-day EURIBOR at 3.07%, the 30-day CORRA at 2.30%, the 30-day BBSY at 4.82%, the 90-day STIBOR at 2.01%, and the 90-day NIBOR at 4.79%.
(3)Loan includes interest rate floor feature, which ranges from 0.50% to 1.00%.
(4)Amortized cost represents original cost, including origination fees and upfront fees received that are deemed to be an adjustment to yield, adjusted for the accretion/amortization of discounts/premiums, as applicable, on debt investments using the effective interest method.
(5)Fair value is determined in good faith by or under the direction of the Investment Adviser, as the valuation designee pursuant to Rule 2a-5 under the Investment Company Act (see Note 2, Significant Accounting Policies, and Note 3, Fair Value Measurements, to these unaudited consolidated financial statements), pursuant to the Company’s valuation policy. The fair value of all first lien and second lien debt investments, equity investments and the investment funds was determined using significant unobservable inputs, except as otherwise noted in Note 3, Fair Value Measurements, to these unaudited consolidated financial statements.
(6)Security acquired in transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and may be deemed to be “restricted securities” under the Securities Act. As of September 30, 2026, the aggregate fair value of these securities is $124,015, or 11.55% of the Company’s net assets.
(7)The Company has determined the indicated investments are non-qualifying assets under Section 55(a) of the Investment Company Act. Under the Investment Company Act, the Company may not acquire any non-qualifying assets unless, at the time such acquisition is made, qualifying assets represent at least 70% of the Company’s total assets.
(8)Represents an investment on non-accrual status as of September 30, 2026.
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
(12)Represents a non-income producing security as of September 30, 2026.
(13)Under the Investment Company Act, the Company is deemed to be an “affiliated person” of and “control” this investment fund because the Company owns more than 25% of the investment fund’s outstanding voting securities and/or has the power to exercise control over management or policies of such investment fund. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for more details. Transactions related to investments in controlled affiliates for the nine months ended September 30, 2026, were as follows:

Investments—controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Dividend and Interest Income
Middle Market Credit Fund, LLC, Subordinated Loan and Member’s Interest	$123,114	$—	$—	$—	$1,200	$124,314	$16,750
Middle Market Credit Fund, LLC, Mezzanine Loan	40,500	—	(40,500)	—	—	—	568
Total investments—controlled/affiliated	$163,614	$—	$(40,500)	$—	$1,200	$124,314	$17,318

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)
(14)Under the Investment Company Act, the Company is deemed an “affiliated person” of the portfolio companies because the Company owns 5% or more of the portfolio company’s outstanding voting securities. See Note 7, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for more details. Transactions related to the portfolio companies during the nine months ended September 30, 2026 were as follows:

Investments—non-controlled/affiliated	Fair Value as of December 31, 2025	Additions/Purchases	Reductions/Sales/ Paydowns	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value as of September 30, 2026	Interest, Dividend, and PIK Income
Align Precision Group, LLC	$20,306	$1,658	$(48)	$—	$—	$21,916	$1,659
Align Precision Group, LLC	2,886	1,234	(25)	—	(10)	4,085	310
Align Precision Group, LLC (Equity)	5,452	—	—	—	129	5,581	—
SPF Borrower, LLC	31,372	156	(31,528)	—	—	—	1,963
SPF Borrower, LLC	15,171	1,035	(16,206)	—	—	—	1,294
SPF HoldCo, LLC (Equity)	27,877	—	(16,906)	(3,922)	(7,049)	—	—
Structured Credit Partners JV, LLC	—	1	—	—	—	1	—
Structured Credit Partners JV, LLC	—	102,124	—	—	—	102,124	6,985
Total investments—non-controlled/affiliated	$103,064	$106,208	$(64,713)	$(3,922)	$(6,930)	$133,707	$12,211
(15)As of September 30, 2026, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities. In addition, the Company has unfunded commitments related to equity investments, including its investments in Credit Fund and Structured Credit Partners totaling $170,056 as of September 30, 2026.

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
First and Second Lien Debt—unfunded delayed draw and revolving term loans commitments
1251 Insurance Distribution Platform Payco, LP	Revolver	0.50%	$1,706	$(1)
AAH Topco., LLC	Delayed Draw	1.00	1,743	(4)
AArete Investment, LLC	Delayed Draw	1.00	1,628	—
AArete Investment, LLC	Revolver	0.50	651	—
Addev Group (France)	Delayed Draw	1.50	€37	0
Advanced Infusion Solutions Acquisition, LLC	Delayed Draw	1.00	6,865	(72)
Advanced Infusion Solutions Acquisition, LLC	Revolver	0.50	1,602	(17)
Advanced Web Technologies Holding Company	Revolver	0.50	1,205	(10)
AGS Health BCP LLC	Delayed Draw	1.00	3,152	—
AGS Health BCP LLC	Revolver	0.25	1,119	—
Alamo Buyer, LLC	Delayed Draw	1.00	974	(10)
Alamo Buyer, LLC	Revolver	0.50	292	(3)
Align Precision Group, LLC	Delayed Draw	1.00	274	—
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00	743	(6)
Alpine Acquisition Corp II	Delayed Draw	0.50	196	—
Alpine Acquisition Corp II	Revolver	0.50	784	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Altitude US Buyer, LLC	Delayed Draw	—%		$1,390	$(14)
Altitude US Buyer, LLC	Revolver	0.50		416	(4)
AmpersCap LLC	Delayed Draw	1.00		5,041	23
AP Plastics Acquisition Holdings, LLC	Delayed Draw	1.00		892	(12)
AP Plastics Acquisition Holdings, LLC	Revolver	0.50		339	(5)
Apex Companies Holdings, LLC	Delayed Draw	1.00		6,532	(23)
API Holdings III LLC	Delayed Draw	0.50		2,717	(26)
API Holdings III LLC	Revolver	0.38		2,717	(26)
Apollo Purchaser, Inc. (Canada)	Delayed Draw	0.50	C$	1,995	(5)
Apollo Purchaser, Inc. (Canada)	Revolver	0.50	C$	1,710	(4)
AR Bidco Limited (Jersey)	Delayed Draw	1.00		£2,152	(29)
Artifact Bidco, Inc.	Delayed Draw	0.50		345	(1)
Artifact Bidco, Inc.	Revolver	0.25		246	(1)
Ascend Buyer, LLC	Revolver	0.50		2,557	(19)
Associations, Inc.	Delayed Draw	—		639	—
Associations, Inc.	Revolver	0.50		1,221	—
Athlete Buyer, LLC	Revolver	0.50		307	(56)
Atlas US Finco, Inc.	Revolver	0.50		2,594	(7)
Auditboard, Inc.	Revolver	0.50		1,714	(17)
Azurite Intermediate Holdings, Inc.	Revolver	0.50		875	(11)
Bamboo Health Holdings, LLC	Revolver	0.50		4,542	22
Bayside OPCP, LLC	Revolver	0.50		1,623	—
BCTO Bobsled Purchaser, Inc.	Delayed Draw	1.00		1,103	(7)
BCTO Bobsled Purchaser, Inc.	Revolver	0.50		331	(2)
Big Bus Tours Group Limited (United Kingdom)	Delayed Draw	1.50		700	(49)
Bingo Group Buyer, Inc.	Delayed Draw	0.75		2,848	(26)
Bingo Group Buyer, Inc.	Revolver	0.50		636	(6)
Bitnova Midco S.p.A. (Italy)	Delayed Draw	1.25		€1,787	(25)
Businessolver.com, Inc.	Delayed Draw	1.00		2,825	(33)
Businessolver.com, Inc.	Revolver	0.50		1,258	(15)
Celerion Buyer, Inc.	Revolver	0.50		893	(8)
CHHSZ Holdings, LLC	Delayed Draw	1.00		49	(1)
Cliffwater LLC	Revolver	0.38		3,465	(19)
Cority Software Inc. (Canada)	Revolver	0.38		4,025	(20)
Coupa Holdings, LLC	Revolver	0.50		246	—
CST Holding Company	Revolver	0.50		940	—

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Dance Midco S.a.r.l. (United Kingdom)	Delayed Draw	1.00%		€364	$(3)
Deerfield Dakota Holding, LLC	Revolver	0.50		2,778	(61)
Denali Intermediate Holdings, Inc.	Revolver	0.50		1,006	(23)
Diligent Corporation	Revolver	0.50		371	(17)
Divisions Holding Corporation	Revolver	0.50		1,680	9
Einstein Parent, Inc.	Revolver	0.50		3,142	(58)
Ellkay, LLC	Revolver	0.50		2,460	(29)
Eltera Bidco AS (Norway)	Delayed Draw	—	NOK	18,047	(28)
Embark Intermediate Holdings, LLC	Delayed Draw	1.00		476	(4)
Embark Intermediate Holdings, LLC	Revolver	0.50		349	(3)
Enkindle Limited (United Kingdom)	Delayed Draw	1.00		£923	(24)
Enverus, Inc.	Delayed Draw	1.00		2,278	(6)
Enverus, Inc.	Revolver	0.50		1,130	(3)
Espresso Bidco Inc.	Delayed Draw	1.00		474	(5)
Espresso Bidco Inc.	Revolver	0.50		2,616	(25)
Essential Services Holding Corporation	Revolver	0.50		104	(5)
Excel Fitness Holdings, Inc.	Revolver	0.50		1,484	(43)
Excelitas Technologies Corp.	Revolver	0.50		2,069	(4)
Flexera Software LLC	Revolver	0.38		607	(14)
FPG Intermediate Holdco, LLC	Delayed Draw	—		20	—
Fullsteam Operations LLC	Delayed Draw	1.00		1,782	(40)
Fullsteam Operations LLC	Revolver	0.50		726	(16)
GGG Midco, LLC	Delayed Draw	1.00		581	(4)
GGG Midco, LLC	Revolver	0.50		387	(3)
GI DI Emerald Intermediate Limited (United Kingdom)	Delayed Draw	0.50		5,085	19
GI DI Emerald Intermediate Limited (United Kingdom)	Revolver	0.50		2,542	9
Greenhouse Software, Inc.	Revolver	0.50		2,204	(7)
GS AcquisitionCo, Inc.	Delayed Draw	1.00		1,127	(36)
GS AcquisitionCo, Inc.	Revolver	0.50		0	0
Gymspa (France)	Delayed Draw	1.73		€554	6
Hercules Borrower LLC	Revolver	0.38		2,160	(15)
Higginbotham Insurance Agency, Inc.	Delayed Draw	0.50		12,945	(36)
Holding Argon (France)	Delayed Draw	1.00		€3,268	(65)
Hoosier Intermediate, LLC	Revolver	0.38		2,401	—
Horizon Avionics Buyer, LLC	Delayed Draw	1.00		5,592	(24)
Horizon Avionics Buyer, LLC	Revolver	0.50		2,186	(9)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *	Fair Value
HS Spa Holdings Inc.	Revolver	0.50%	$1,028	$(5)
Hyphen Solutions, LLC	Delayed Draw	1.00	1,256	(12)
Hyphen Solutions, LLC	Revolver	0.50	754	(7)
Icefall Parent, Inc.	Revolver	0.25	992	(6)
iCIMS, Inc.	Revolver	0.50	1,338	(82)
IEM New Sub 2, LLC	Delayed Draw	1.00	3,842	(50)
IG Investments Holdings, LLC	Revolver	0.50	350	—
IQN Holding Corp.	Revolver	0.38	375	(2)
Iron Infinity Buyer Sub, Inc.	Delayed Draw	0.50	10,232	4
Iron Infinity Buyer Sub, Inc.	Revolver	0.25	4,213	1
Jawbreaker Parent, Inc.	Delayed Draw	—	896	(20)
Jawbreaker Parent, Inc.	Revolver	0.50	896	(20)
Kona Buyer, LLC	Delayed Draw	1.00	425	3
Kona Buyer, LLC	Revolver	0.50	38	0
LDS Intermediate Holdings, L.L.C.	Delayed Draw	1.00	7,844	(74)
LDS Intermediate Holdings, L.L.C.	Revolver	0.50	3,809	(36)
Leo BuyerCo, LLC	Delayed Draw	1.00	3,429	(30)
Leo BuyerCo, LLC	Revolver	0.50	2,171	(19)
Lifelong Learner Holdings, LLC	Revolver	0.50	2	(0)
Material Holdings, LLC	Delayed Draw	—	532	—
Material Holdings, LLC	Revolver	—	192	—
Matterhorn Finco, Inc.	Revolver	0.50	1,111	(11)
McQueen Bidco PTY LTD. (Australia)	Revolver	0.50	3,396	—
Merative L.P.	Delayed Draw	0.50	4,706	—
Merative L.P.	Revolver	0.50	4,118	—
Mindbody, Inc.	Revolver	0.50	2,684	(37)
Modernizing Medicine, Inc.	Revolver	0.50	1,099	7
Monarch Buyer, Inc.	Delayed Draw	1.00	7,550	(96)
Monarch Buyer, Inc.	Revolver	0.50	3,559	(45)
More Cowbell II, LLC	Delayed Draw	1.00	1,483	—
More Cowbell II, LLC	Revolver	0.50	2,966	—
NFO Orange Buyer, LLC	Delayed Draw	1.00	176	(1)
NFO Orange Buyer, LLC	Revolver	0.50	1,448	(12)
NMI AcquisitionCo, Inc.	Revolver	0.50	320	(1)
North Haven Fairway Buyer, LLC	Revolver	0.50	770	(4)
Nuzoa Bidco, S.L.U. (Spain)	Delayed Draw	1.25	€2,401	(41)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Oak Purchaser, Inc.	Delayed Draw	0.50%		$2,618	$(36)
Oak Purchaser, Inc.	Revolver	0.50		1,390	(8)
OEConnection, LLC	Delayed Draw	0.50		667	(8)
OEConnection, LLC	Revolver	0.50		176	(2)
OEI, Inc.	Delayed Draw	1.00		10,651	107
OEI, Inc.	Revolver	0.50		414	4
Onward Acquireco, Inc.	Revolver	0.50		3,316	(23)
Optimizely North America Inc.	Revolver	0.50		1,091	(90)
Orbcomm Inc.	Delayed Draw	0.50		221	(2)
Orbcomm Inc.	Revolver	0.50		372	(4)
Orthrus Limited (United Kingdom)	Delayed Draw	1.00		£421	(6)
PAM Bidco Limited (United Kingdom)	Delayed Draw	2.19		£423	(4)
PCIA SPV-3, LLC	Delayed Draw	1.00		5,925	(89)
PCIA SPV-3, LLC	Revolver	0.50		4,147	(62)
Pound Bidco Inc. (Canada)	Revolver	0.50		643	(0)
PPV Intermediate Holdings, LLC	Revolver	0.50		792	(10)
Propio LS, LLC	Revolver	0.50		326	(4)
PROS Parent, Inc.	Revolver	0.38		132	(0)
PXO Holdings I Corp.	Revolver	0.50		585	(6)
QBS Parent, Inc.	Delayed Draw	1.00		7,778	(109)
QBS Parent, Inc.	Revolver	0.50		4,120	(58)
Radwell Parent, LLC	Delayed Draw	0.50		3,668	(6)
Radwell Parent, LLC	Revolver	0.38		2,198	(3)
Rialto Management Group, LLC	Revolver	0.50		1,506	(15)
Rotation Buyer, LLC	Delayed Draw	1.00		2,369	(98)
Rotation Buyer, LLC	Revolver	0.50		751	(31)
Saguaro Buyer, LLC	Delayed Draw	1.00		342	1
Saguaro Buyer, LLC	Revolver	0.50		574	2
SCHP Purchaser, INC	Revolver	0.50		3,100	(20)
SCP Eye Care HoldCo, LLC	Revolver	0.50		669	(0)
Seahawk Bidco, LLC	Delayed Draw	1.00		9,627	(115)
Seahawk Bidco, LLC	Revolver	0.50		615	(7)
Secretariat Advisors LLC	Delayed Draw	4.00		2,151	(75)
Sigma Irish Acquico Limited (Ireland)	Delayed Draw	0.50		1,930	(14)
Signal Bidco AS (Norway)	Delayed Draw	1.00	NOK	28,580	(45)
Smarsh Inc.	Delayed Draw	1.00		1,451	(63)

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Investments—non-controlled/non-affiliated	Type	Unused Fee	Par/ Principal Amount *		Fair Value
Smarsh Inc.	Revolver	0.50%		$620	$(27)
Specialty Pharma III, Inc.	Revolver	0.38		2,000	—
Spotless Brands, LLC	Revolver	0.50		621	—
Summit Bidco, Inc. (Canada)	Revolver	0.38	C$	96	(0)
Summit Holdings Limited (Guernsey)	Delayed Draw	1.00		£2,859	(57)
Tank Holding Corp.	Revolver	0.38		1,490	(79)
The Chartis Group, LLC	Delayed Draw	1.00		3,601	—
The Chartis Group, LLC	Revolver	0.50		2,390	—
Thor (BC) Bidco AB (Sweden)	Delayed Draw	—	SEK	14,897	(15)
Total Power Limited (Canada)	Revolver	0.50	C$	1,437	(14)
TS Imagine Intermediate Inc.	Delayed Draw	0.50		409	(1)
TS Imagine Intermediate Inc.	Revolver	0.50		1,162	(3)
Tufin Software North America, Inc.	Revolver	0.50		3,738	—
U.S. Legal Support, Inc.	Revolver	0.50		775	(3)
UFT Buyer LLC	Revolver	0.38		132	(2)
Victors Purchaser, LLC	Delayed Draw	0.50		1,330	(3)
Victors Purchaser, LLC	Revolver	0.38		2,294	(6)
VRC Companies, LLC	Revolver	0.50		833	(1)
Whitney Merger Sub, Inc.	Revolver	0.50		3,035	(3)
Wineshipping.com LLC	Delayed Draw	—		717	(246)
Wineshipping.com LLC	Revolver	0.50		238	(82)
World 50, Inc.	Revolver	0.50		860	4
YLG Holdings, Inc.	Delayed Draw	1.00		66	(1)
YLG Holdings, Inc.	Revolver	0.50		503	(5)
Total unfunded commitments				$353,360	$(3,155)
The type of investments as of September 30, 2026 consisted of the following:

Type	Amortized Cost	Fair Value	% of Fair Value
First Lien Debt	$1,959,641	$1,908,853	81.6%
Second Lien Debt	88,920	80,105	3.4
Equity Investments	112,328	124,015	5.3
Investment Funds	232,626	226,439	9.7
Total	$2,393,515	$2,339,412	100.0%

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)
The rate type of debt investments as of September 30, 2026 was as follows:

Rate Type	Amortized Cost	Fair Value	% of Fair Value of First and Second Lien Debt
Floating Rate	$2,034,454	$1,974,922	99.3%
Fixed Rate	14,107	14,036	0.7
Total	$2,048,561	$1,988,958	100.0%
The industry composition of investments as of September 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$66,429	$66,141	2.8%
Auto Aftermarket & Services	43,427	39,423	1.7
Beverage & Food	18,508	12,195	0.5
Business Services	162,334	160,607	6.9
Capital Equipment	83,355	78,939	3.4
Chemicals, Plastics & Rubber	32,761	32,373	1.4
Construction & Building	67,070	58,019	2.5
Consumer Goods: Durable	428	401	0.0
Consumer Goods: Non-Durable	4,513	4,571	0.2
Consumer Services	196,961	187,475	8.0
Containers, Packaging & Glass	54,973	54,175	2.3
Diversified Financial Services	252,720	252,901	10.9
Energy: Electricity	12,013	11,695	0.5
Energy: Oil & Gas	3,557	3,425	0.1
Environmental Industries	62,352	54,878	2.3
Healthcare & Pharmaceuticals	347,954	357,186	15.4
High Tech Industries	156,679	148,253	6.3
Investment Funds	232,626	226,439	9.7
Leisure Products & Services	115,425	114,427	4.9
Media: Advertising, Printing & Publishing	318	225	0.0
Media: Broadcasting & Subscription	419	398	0.0
Media: Diversified & Production	14,347	14,942	0.6
Retail	18,765	18,703	0.8
Software	300,809	299,608	12.8
Sovereign & Public Finance	6,149	5,827	0.2
Telecommunications	42,277	40,762	1.7
Transportation: Cargo	42,657	41,781	1.8
Transportation: Consumer	519	520	0.0
Utilities: Oil & Gas	14,768	14,843	0.6
Utilities: Water	10,293	10,558	0.5

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of September 30, 2026
(amounts in thousands) (unaudited)

Industry	Amortized Cost	Fair Value	% of Fair Value
Wholesale	$28,109	$27,722	1.2%
Total	$2,393,515	$2,339,412	100.0%
The geographical composition of investments based on the risk and economic exposure of the underlying investments as of September 30, 2026 was as follows:

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$5,216	$5,266	0.2%
Canada	71,686	76,712	3.4
France	27,921	28,283	1.2
Germany	9,673	9,421	0.4
Guernsey	7,959	7,966	0.3
Ireland	7,284	7,591	0.3
Italy	37,233	38,295	1.6
Jersey	6,101	6,038	0.3
Luxembourg	2,443	2,580	0.1
Norway	13,305	12,948	0.6
Spain	7,550	7,384	0.3
Sweden	9,063	7,796	0.3
United Kingdom	112,815	113,408	4.8
United States	2,075,266	2,015,724	86.2
Total	$2,393,515	$2,339,412	100.0%
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

CARLYLE SECURED LENDING, INC.
CONSOLIDATED SCHEDULE OF INVESTMENTS
As of December 31, 2025
(amounts in thousands)

Investments—non-controlled/non-affiliated (1)		Footnotes	Industry	All-In Rate	Acquisition Date	Shares/ Units	Cost	Fair Value (5)	% of Net Assets
Diligent Corporation	(a)	(6)	Telecommunications	10.50% (100% PIK)	4/5/2021	16	$15,937	$15,937	1.37%
ECP Parent, LLC	(a)	(6)(12)	Healthcare & Pharmaceuticals		3/29/2018	268	—	16	0.00
EvolveIP, LLC	(a)(d)	(6)(12)	Telecommunications		10/30/2024	107	215	383	0.03
FPG Intermediate Holdco, LLC	(a)	(6)(12)	Consumer Services		7/25/2025	1	48	43	0.00
FS NU Investors, LP	(a)	(6)	Consumer Services	20.00% (100% PIK)	8/9/2024	2	209	253	0.02
GB Vino Parent, L.P.	(a)	(6)(12)	Beverage & Food		10/29/2021	4	274	—	—
HIG Intermediate, Inc.	(a)	(6)	Diversified Financial Services	10.50%	12/10/2024	2	1,508	1,509	0.13
Integrity Marketing Group, LLC	(a)	(6)	Diversified Financial Services	10.50% (100% PIK)	12/21/2021	22,850	22,859	22,397	1.92
NearU Holdings LLC	(a)	(6)(12)	Consumer Services		8/16/2022	30	2,598	472	0.04
NEFCO Holding Company LLC	(a)	(6)	Construction & Building	8.00%	8/5/2022	1	761	761	0.07
Pascal Ultimate Holdings, L.P	(a)	(6)(12)	Capital Equipment		7/21/2021	36	346	915	0.08
Profile Holdings I, LP	(a)	(6)(12)	Chemicals, Plastics & Rubber		3/8/2022	5	523	390	0.03
Project Carbo S.a.r.l. (Luxembourg)	(a)	(6)(7)	High Tech Industries	14.30% (100% PIK)	1/27/2025	—	2,172	2,409	0.21
Sinch AB (Sweden)	(a)	(6)(7)(12)	High Tech Industries		3/26/2019	106	1,168	363	0.03
Summit K2 Midco, Inc.	(a)	(6)(12)	Diversified Financial Services		4/27/2023	212	164	313	0.03
Talon MidCo 1 Limited	(a)	(6)(12)	Software		8/17/2022	1,154	1,718	2,626	0.22
Tank Holding Corp.	(a)	(6)(12)	Capital Equipment		3/26/2019	850	—	2,599	0.22
Turbo Buyer, Inc.	(a)	(6)(12)	Auto Aftermarket & Services		12/2/2019	1,925	933	1,685	0.15
TW LRW Holdings, LLC	(a)(b)(d)	(6)(12)	Business Services		6/14/2024	—	—	—	—
U.S. Legal Support Investment Holdings, LLC	(a)	(6)(12)	Business Services		11/30/2018	640	641	983	0.08
Zenith American Holding, Inc.	(a)	(6)(12)	Business Services		12/13/2017	1,564	752	2,024	0.17
Equity Investments Total							$91,905	$110,002	9.42%
Total investments—non-controlled/non-affiliated							$2,202,028	$2,197,244	188.22%

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
(15)As of December 31, 2025, the Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Consolidated Statements of Assets and Liabilities. In addition, the Company has unfunded commitments related to equity investments, including its investments in Credit Fund totaling $44,499 as of December 31, 2025.

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
As of September 30, 2026
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
TCG BDC SPV LLC (“SPV”) is a Delaware limited liability company that was formed on January 3, 2013. Prior to the termination of its senior secured credit facility on December 11, 2020, SPV invested in first and second lien senior secured loans. SPV is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
On June 26, 2015, the Company completed a $400,000 term debt securitization (the “2015-1 Debt Securitization”). The notes offered in the 2015-1 Debt Securitization (the “2015-1 Notes”) were issued by Carlyle Direct Lending CLO 2015-1R LLC (the “2015-1 Issuer”), a wholly owned and consolidated subsidiary of the Company. On August 30, 2018, the 2015-1 Issuer refinanced the 2015-1 Debt Securitization (the “2015-1 Debt Securitization Refinancing”) by redeeming in full the

2015-1 Notes and issuing $449,000 in new notes (the “2015-1R Notes”). The 2015-1R Notes were secured by a diversified portfolio of the 2015-1 Issuer consisting primarily of first and second lien senior secured loans. On July 2, 2024, the 2015-1 Issuer completed a refinancing of the 2015-1R Notes (the “2015-1R Refinancing”) by redeeming in full the 2015-1R Notes and issuing $410,000 in new notes and loans (the “2015-1N Debt” and together with the 2015-1R Notes, the “Securitizations"), which was inclusive of $30,000 in Class C-R Notes retained by the Company as of both July 2, 2024 and September 30, 2026. The Class C-R Notes are eliminated in consolidation. Refer to Note 9, Borrowings, to these unaudited consolidated financial statements for details. The 2015-1 Issuer is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
On February 29, 2016, the Company and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Middle Market Credit Fund, LLC (“Credit Fund”). Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of September 30, 2026, increased from $175,000 each on February 11, 2026. Refer to Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for details.
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
On March 27, 2025, the Company completed its acquisition of Carlyle Secured Lending III (“CSL III”), a Delaware statutory trust, pursuant to the Agreement and Plan of Merger (as amended the “Merger Agreement”), dated as of August 2, 2024, by and among the Company, CSL III, Blue Fox Merger Sub Inc., a Maryland corporation and wholly owned subsidiary of the Company (“Merger Sub”), and, solely for the limited purposes set forth therein, CSL III Advisor, LLC, a Delaware limited liability company and investment adviser to CSL III (“CSL III Advisor”), and the Investment Adviser (together with CSL III Advisor, the “Advisors”), pursuant to which, Merger Sub first merged with and into CSL III, with CSL III continuing as the surviving company and as a wholly owned subsidiary of the Company (the “Merger”) and immediately thereafter, CSL III merged with and into the Company, with the Company continuing as the surviving company (together with the Merger, the “CSL III Merger”). Commencing on the completion of the CSL III Merger, all activity is consolidated in these unaudited consolidated financial statements. Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.

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
On December 23, 2025, the Company and Carlyle Credit Solutions, Inc. (“CARS,” references herein to “CARS” include its successor by merger, Carlyle Credit Solutions, a Delaware statutory trust, as the context requires), an affiliated BDC of the Company, together with certain affiliates of Sixth Street Partners, LLC, Sixth Street Lending Partners and Sixth Street Specialty Lending, Inc. (together, “Sixth Street”) (collectively with the Company and CARS, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners JV, LLC (“Structured Credit Partners”). The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Each Carlyle SCP Member’s initial capital commitment to Structured Credit Partners is up to $150,000, if and when requested, and the total initial capital commitments of all SCP Members to Structured Credit Partners are up to $600,000, if and when requested. Each SCP Member has equal representation on the board of managers of Structured Credit Partners. Refer to Note 7, Structured Credit Partners JV, LLC, to these unaudited consolidated financial statements for additional information regarding Structured Credit Partners.
CSL Equity Holdco, LLC (“Equity Holdco” and together with SPV, 2015-1 Issuer, Credit Fund II, and CSL III SPV, the “Subsidiaries”) is a Delaware limited liability company formed on September 24, 2026, which has elected to be classified as a corporation for U.S. federal income tax purposes. As such, Equity Holdco is subject to certain U.S Federal, state and local taxes. Equity Holdco is a wholly owned subsidiary of the Company and is consolidated in these unaudited consolidated financial statements commencing on the date of its formation.
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The Company is an investment company for the purposes of accounting and financial reporting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies (“ASC 946”). The unaudited consolidated financial statements include the accounts of the Company and the Subsidiaries. All significant intercompany balances and transactions have been eliminated. U.S. GAAP for an investment company requires investments to be recorded at fair value. The carrying value for all other assets and liabilities approximates their fair value.
The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Articles 6 and 10 of Regulation S-X. Accordingly, certain disclosures accompanying the annual consolidated financial statements prepared in accordance with U.S. GAAP are omitted. In the opinion of management, all adjustments considered necessary for the fair presentation of unaudited consolidated financial statements for the interim periods presented have been included. These adjustments are of a normal, recurring nature. This Form 10-Q should be read in conjunction with the Company's annual report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full year.
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
The Company uses interest rate swaps to hedge some of the Company's fixed rate debt. The Company designated the interest rate swaps as the hedging instrument in an effective hedge accounting relationship and therefore the periodic payments and receipts are recognized as components of interest expense and credit facility fees within the accompanying Consolidated Statements of Operations. Depending on the nature of the balance at the end of the period, the fair value of the interest rate swap is either an asset and included in derivative assets, at fair value in the accompanying Consolidated Statements of Assets and Liabilities or a liability and included in derivative liabilities, at fair value in the accompanying Consolidated Statements of Assets and Liabilities. The change in fair value of the interest rate swap is offset by a change in the carrying value of the fixed rate debt. The change in fair value of the interest rate swap is reflected as net change in unrealized gain (loss) on interest rate swaps within the Consolidated Statements of Cash Flows.
Any amounts held by the Company in a separate account to cover collateral obligations to the counterparty under the terms of the ISDA Master Agreement (as defined in Note 8, Derivative Instruments, to these unaudited consolidated financial statements) and interest rate swap agreements are included in cash, cash equivalents, and restricted cash in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid to and held by the counterparty to cover collateral obligations under the terms of the interest rate swap agreement are included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. Any amounts paid from the counterparty due to market value fluctuations to cover collateral under the terms of the interest rate swap agreement are included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
Cash, Cash Equivalents and Restricted Cash
Cash, cash equivalents and restricted cash consist of demand deposits and highly liquid investments (e.g., money market funds, U.S. Treasury notes) with original maturities of three months or less. Cash equivalents are carried at amortized cost, which approximates fair value. The Company’s cash, cash equivalents and restricted cash are held with two large financial institutions and cash held at each financial institution may, at times, exceed the Federal Deposit Insurance Corporation insured limit. As of September 30, 2026 and December 31, 2025, the Company held restricted cash balances of $41,457 and $31,474, respectively. Restricted cash balances represent amounts that are collected and held by trustees appointed by the Company for payment of interest expense and principal on the outstanding borrowings and reinvestment into new assets. Restricted cash balances also include amounts held by the Company in a separate account to cover collateral obligations under the terms of any interest rate swap agreements. The amounts are held by the trustees as custodians of the assets securing certain of the Company’s financing transactions. As of September 30, 2026 and December 31, 2025, there was no restricted cash denominated in foreign currencies. As of September 30, 2026 and December 31, 2025, the cost of foreign currencies was $2,743 and $3,453, respectively. As of September 30, 2026 and December 31, 2025, the fair value of foreign currencies was $2,725 and $3,467, respectively.
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
The Company may have loans in its portfolio that contain payment-in-kind (“PIK”) provisions. PIK income represents interest that is accrued and recorded as interest income at the contractual rates, increases the loan principal on the respective capitalization dates, and is generally due at maturity. As of September 30, 2026 and December 31, 2025, the fair value of the loans in the portfolio with PIK provisions was $318,362 and $305,090, respectively, which represents approximately 13.6% and 12.4%, respectively, of total investments at fair value. For the three and nine months ended September 30, 2026, the Company earned $5,781 and $19,112 in PIK income, respectively. For the three and nine months ended September 30, 2025, the Company earned $6,464 and $17,032 in PIK income, respectively.
Dividend Income
Dividend income from the investment funds, Credit Fund, Credit Fund II and Structured Credit Partners, and other investment funds, if any, is recorded on the record date for the investment fund to the extent that such amounts are payable by the investment funds and are expected to be collected.
Other Income
Other income may include income such as consent, waiver, amendment, unused, underwriting, arranger and prepayment fees associated with the Company’s investment activities as well as any fees for managerial assistance services rendered by the Company to the portfolio companies. Such fees are recognized as income when earned or the services are rendered. The Company may receive fees for guaranteeing the outstanding debt of a portfolio company. Such fees are amortized into other income over the life of the guarantee. The unamortized amount, if any, is included in prepaid expenses and other assets in the accompanying Consolidated Statements of Assets and Liabilities. For the three and nine months ended September 30, 2026, the Company earned $1,356 and $4,817, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees. For the three and nine months ended September 30, 2025, the Company earned $1,715 and $4,117, respectively, in other income, primarily from amendment fees, prepayment fees and unused commitment fees.
Non-Accrual Income
Loans are generally placed on non-accrual status when principal or interest payments are past due or when there is reasonable doubt that principal or interest, including PIK interest, will be collected in full. Accrued and unpaid interest, including accrued but uncapitalized PIK interest, is generally reversed when a loan is placed on non-accrual status, and any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied as a reduction to the cost basis of the loan depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest are current or there is no longer any reasonable doubt that such principal or interest, including PIK interest, will be collected in full and, in management’s judgment, are likely to remain current. Management may determine not to place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026, the investments in the portfolio on non-accrual status had a fair value of

$24,866 and amortized cost of $52,348, representing approximately 1.1% and 2.2% of the total investments at fair value and amortized cost, respectively. As of December 31, 2025, the investments in the portfolio on non-accrual status had a fair value of $30,541 and amortized cost of $43,366, representing approximately 1.2% and 1.8% of the total investments at fair value and amortized cost, respectively. The remaining income producing investments were performing as of September 30, 2026 and December 31, 2025 and for the periods then ended.
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
The cost of the group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on the relative fair values of net identifiable assets acquired other than “non-qualifying” assets (for example, cash), and does not give rise to goodwill. To the extent that the consideration paid to the CSL III shareholders or the members of acquired entities exceeded the relative fair values of the net identifiable assets acquired, other than “non-qualifying” assets, any such premium paid by the Company was further allocated to the cost of the assets acquired by the Company pro-rata to their relative fair value, other than “non-qualifying” assets, which are investments in loans, equity securities and forward currency contracts. Immediately following the completion of the CSL III Merger and the Credit Fund II Purchase, the Company recorded the acquired assets at their respective fair values and, as a result, the purchase premium or discount allocated to the cost basis of the assets acquired was immediately recognized as unrealized depreciation or appreciation on the Company’s Consolidated Statement of Operations. The purchase premium or discount allocated to investments in loan securities will amortize over the life of the loans through interest income, with a corresponding reversal of the unrealized depreciation/appreciation on the loans acquired through their ultimate disposition. Net increase (decrease) to investment income from the amortization of purchase premiums and discounts relating to asset acquisitions for the three and nine months ended September 30, 2026 was $(96) and $(368), respectively, and $(511) and $(718) for the three and nine months ended September 30, 2025, respectively. The purchase premium or discount allocated to investments in equity securities and forward currency contracts will not amortize through interest income and, assuming no subsequent change to the fair value of such equity securities and disposition at fair value, the Company will recognize a realized loss or a reduction in realized gains with a corresponding reversal of the unrealized depreciation or appreciation upon disposition of the CSL III equity securities and forward currency contracts acquired.

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
In addition, based on the excise distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner an amount at least equal to the sum of (1) 98% of its ordinary income for each calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in the preceding year. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. For the three and nine months ended September 30, 2026, the Company incurred $417 and $1,538 in excise tax expense, respectively. For the three and nine months ended September 30, 2025, the Company incurred $500 and $1,556 in excise tax expense, respectively.
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
The Company may hold certain portfolio company investments through Equity Holdco. Equity Holdco is subject to U.S. federal and state corporate-level income taxes and therefore would recognize deferred tax assets and liabilities for the estimated future tax effects attributable to temporary differences between the tax basis of certain investments and the reported amounts included in the accompanying Consolidated Statements of Assets and Liabilities.
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
In September 2026, the FASB issued ASU 2026-03, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. The amendments are effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect this guidance to have a material impact on its unaudited consolidated financial statements.
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
In addition, changes in the market environment and other events that may occur over the life of the investments may cause the realized gains or losses on investments to be different from the net change in unrealized appreciation or depreciation currently reflected in the unaudited consolidated financial statements as of September 30, 2026 and audited consolidated financial statements as of December 31, 2025.
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
The following tables summarize the Company’s investments measured at fair value on a recurring basis by the above fair value hierarchy levels as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$1,908,853	$1,908,853
Second Lien Debt	—	—	80,105	80,105
Equity Investments	476	—	123,539	124,015
Investment Funds	—	—	226,439	226,439
Total Investments	$476	$—	$2,338,936	$2,339,412
Derivative assets(1)	—	876	—	876
Liabilities
Derivative liabilities(1)	—	(29,137)	—	(29,137)
Total				$2,311,151

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
First Lien Debt	$—	$—	$2,061,847	$2,061,847
Second Lien Debt	—	—	95,130	95,130
Equity Investments	—	—	143,331	143,331
Investment Funds	—	—	163,614	163,614
Total Investments	$—	$—	$2,463,922	$2,463,922
Derivative assets(1)	—	298	—	298
Liabilities
Derivative liabilities(1)	—	(1,436)	—	(1,436)
Total				$2,462,784
(1)As of September 30, 2026 derivative assets and liabilities consisted of interest rate swaps and forward currency contracts and as of December 31, 2025, derivative assets and liabilities consisted of interest rate swaps.

Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur. For the nine months ended September 30, 2026, there were transfers of $276 out of Level 3 and no transfers into Level 3. For the nine months ended September 30, 2025, there were no transfers between levels.
The changes in the Company’s investments at fair value for which the Company has used Level 3 inputs to determine fair value and net change in unrealized appreciation (depreciation) included in earnings for Level 3 investments still held are as follows:

	Financial Assets
	Three Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,934,565	$78,289	$153,603	$193,138	$2,359,595
Purchases	76,029	933	2,810	32,740	112,512
Sales	(1,287)	(94)	(21,899)	—	(23,280)
Paydowns	(100,723)	—	(7,770)	—	(108,493)
Accretion of discount	1,152	46	14	—	1,212
Net realized gains (losses)	(428)	108	(2,457)	—	(2,777)
Net change in unrealized appreciation (depreciation)	(455)	823	(762)	561	167
Balance, end of period	$1,908,853	$80,105	$123,539	$226,439	$2,338,936
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(929)	$823	$(1,674)	$561	$(1,219)

	Financial Assets
	Nine Months Ended September 30, 2026
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$2,061,847	$95,130	$143,331	$163,614	$2,463,922
Purchases	512,930	2,772	27,485	102,125	645,312
Sales	(298,869)	(795)	(23,958)	—	(323,622)
Paydowns	(328,838)	(11,702)	(7,770)	(40,500)	(388,810)
Accretion of discount	4,849	396	46	—	5,291
Net realized gains (losses)	(12,453)	484	(2,083)	—	(14,052)
Net change in unrealized appreciation (depreciation)	(30,613)	(6,180)	(13,236)	1,200	(48,829)
Transfers Out of Level 3	—	—	(276)	—	(276)
Balance, end of period	$1,908,853	$80,105	$123,539	$226,439	$2,338,936
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(40,673)	$(6,107)	$(5,287)	$1,200	$(50,867)

	Financial Assets
	Three Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,997,318	$90,965	$126,514	$120,164	$2,334,961
Purchases	250,715	1,142	8,906	—	260,763
Sales	(80,046)	—	(7,255)	—	(87,301)
Paydowns	(83,389)	—	—	—	(83,389)
Accretion of discount	1,855	154	91	—	2,100
Net realized gains (losses)	(16,468)	—	41	—	(16,427)
Net change in unrealized appreciation (depreciation)	8,476	1,384	2,010	53	11,923
Balance, end of period	$2,078,461	$93,645	$130,307	$120,217	$2,422,630
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(6,954)	$1,384	$2,010	$53	$(3,507)

	Financial Assets
	Nine Months Ended September 30, 2025
	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total
Balance, beginning of period	$1,323,697	$116,467	$116,746	$182,636	$1,739,546
Purchases	796,168	3,191	14,848	—	814,207
Transfer In - CSL III Merger	479,124	4,117	2,432	—	485,673
Transfer In - Credit Fund II Purchase	181,645	9,493	63	—	191,201
Sales	(317,682)	(1,137)	(13,681)	(62,500)	(395,000)
Paydowns	(370,294)	(38,190)	—	—	(408,484)
Accretion of discount	7,028	1,055	206	—	8,289
Net realized gains (losses)	(15,905)	(7,980)	74	—	(23,811)
Net change in unrealized appreciation (depreciation)	(5,320)	6,629	9,619	81	11,009
Balance, end of period	$2,078,461	$93,645	$130,307	$120,217	$2,422,630
Net change in unrealized appreciation (depreciation) relating to Level 3 investments still held at the reporting date and included within the Consolidated Statements of Operations	$(15,482)	$(744)	$9,495	$81	$(6,650)
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
The following tables summarize the quantitative information related to the significant unobservable inputs for Level 3 instruments which are carried at fair value as of September 30, 2026 and December 31, 2025:

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	September 30, 2026			Low	High
Investments in First Lien Debt	$1,747,116	Discounted Cash Flow	Discount Rate	7.79%	24.98%	10.60%
	77,667	Consensus Pricing	Indicative Quotes	6.75%	99.00%	93.34%
	84,070	Income Approach	Discount Rate	9.46%	34.45%	11.07%
		Market Approach	Comparable Multiple	3.30x	13.75x	10.35x
Total First Lien Debt	1,908,853
Investments in Second Lien Debt	61,671	Discounted Cash Flow	Discount Rate	14.32%	22.11%	18.65%
	11,145	Consensus Pricing	Indicative Quotes	84.75%	98.00%	84.90%
	7,289	Income Approach	Discount Rate	9.46%	10.16%	10.16%
Total Second Lien Debt	80,105
Investments in Equity	71,115	Income Approach	Discount Rate	8.97%	14.47%	11.96%
	184	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
	52,240	Market Approach	Comparable Multiple	7.99x	18.75x	10.59x
Total Equity Investments	123,539
Investments in Investment Funds	226,439	Discounted Cash Flow	Discount Rate	13.50%	14.00%	13.73%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	226,439
Total Level 3 Investments	$2,338,936
(1)Weighted average is calculated by weighting the values of unobservable inputs by the relative fair values of the applicable investments.

	Fair Value as of	Valuation Techniques	Significant Unobservable Inputs	Range		Weighted Average
	December 31, 2025			Low	High
Investments in First Lien Debt	$1,818,450	Discounted Cash Flow	Discount Rate	5.54%	23.90%	9.33%
	159,132	Consensus Pricing	Indicative Quotes	64.38%	100.00%	95.82%
	84,265	Income Approach	Discount Rate	9.96%	14.55%	11.57%
		Market Approach	Comparable Multiple	8.50x	11.50x	9.57x
Total First Lien Debt	2,061,847
Investments in Second Lien Debt	76,571	Discounted Cash Flow	Discount Rate	10.89%	17.22%	13.00%
	11,984	Consensus Pricing	Indicative Quotes	92.19%	92.19%	92.19%
	6,575	Income Approach	Discount Rate	9.96%	13.35%	9.97%
Total Second Lien Debt	95,130
Investments in Equity	56,658	Income Approach	Discount Rate	9.75%	16.16%	12.37%
	86,673	Market Approach	Comparable Multiple	3.00x	21.25x	10.84x
Total Equity Investments	143,331
Investments in Investment Funds
Mezzanine Loan	40,500	Consensus Pricing	Indicative Quotes	100.00%	100.00%	100.00%
Subordinated Loan and Member's Interest	123,114	Discounted Cash Flow	Discount Rate	11.75%	11.75%	11.75%
		Discounted Cash Flow	Default Rate	2.00%	2.00%	2.00%
		Discounted Cash Flow	Recovery Rate	60.00%	60.00%	60.00%
Total Investments in Investment Funds	163,614
Total Level 3 Investments	$2,463,922
(1)Weighted average is calculated by weighting the values of unobservable by the relative fair values of the applicable investments.
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

Financial instruments disclosed but not carried at fair value
The following table presents the principal amount and fair value of the Credit Facility, the Senior Notes, and the 2015-1N Debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Principal Amount	Fair Value	Principal Amount	Fair Value
Secured borrowings	$367,213	$367,213	$563,660	$563,660
2030 Notes	300,000	287,486	300,000	299,749
2031 Notes	300,000	283,355	300,000	301,436
2015-1N Aaa/AAA Class A-1-1-A Notes	240,000	240,113	240,000	240,118
2015-1N Aaa/AAA Class A-L Loans	50,000	50,024	50,000	50,025
2015-1N Aaa/AAA Class A-1-2-B Notes	20,000	20,004	20,000	20,001
2015-1N AA Class A-2-RR Notes	30,000	29,999	30,000	29,858
2015-1N A Class B-R Notes	40,000	40,057	40,000	39,799
Total	$1,347,213	$1,318,251	$1,543,660	$1,544,646
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
Below is a summary of the base management fees and incentive fees incurred during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Base management fees	$8,771	$9,139	$26,200	$25,413
Incentive fees	5,289	5,612	15,762	15,946
Total base management fees and incentive fees	$14,060	$14,751	$41,962	$41,359
Accrued capital gains incentive fees are based upon the cumulative net realized and unrealized appreciation (depreciation) from inception. Accordingly, the accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. For the three and nine months ended September 30, 2026 and 2025, there were no accrued or realized capital gains incentive fees.
As of September 30, 2026 and December 31, 2025, $14,068 and $14,360, respectively, was included in base management and incentive fees payable in the accompanying Consolidated Statements of Assets and Liabilities.
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
For the three and nine months ended September 30, 2026, the Company incurred $817 and $1,948, respectively, in fees under the Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred $512 and $1,416, respectively, in fees under the Administration Agreement. These fees are included in administrative service fees in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $1,485 and $1,261, respectively, was unpaid and included in administrative service fees payable in the accompanying Consolidated Statements of Assets and Liabilities.

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
For the three and nine months ended September 30, 2026, the Company incurred $201 and $605, respectively, in fees under the State Street Sub-Administration Agreement. For the three and nine months ended September 30, 2025, the Company incurred $197 and $580, respectively, in fees under the State Street Sub-Administration Agreement. These fees are included in other general and administrative expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, $538 and $333, respectively, was unpaid and included in other accrued expenses and liabilities in the accompanying Consolidated Statements of Assets and Liabilities.
License Agreement
The Company has entered into a royalty free license agreement with CIM, which wholly owns the Investment Adviser and is a wholly owned subsidiary of Carlyle, pursuant to which CIM has granted the Company a non-exclusive, revocable and non-transferable license to use the name and mark “Carlyle.”
Board of Directors
The Company’s Board of Directors currently consists of seven members, four of whom are Independent Directors. The Board of Directors has established an Audit Committee, a Pricing Committee, a Nominating and Governance Committee, and a Compensation Committee. The members of Audit, Nominating and Governance and Compensation committees consist entirely of Independent Directors. In 2024, the Board of Directors established a Special Committee, consisting solely of Independent Directors, to evaluate the terms of the CSL III Merger. The Special Committee is no longer active. The Board of Directors may establish additional committees in the future. For the three and nine months ended September 30, 2026, the Company incurred $190 and $577, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. For the three and nine months ended September 30, 2025, the Company incurred $191 and $527, respectively, in fees and expenses associated with its directors' services on the Company's Board of Directors and its committees. These fees are included in directors’ fees and expenses in the accompanying Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, no fees or expenses associated with its directors were payable.
Transactions with Investment Funds
At times, the Company will engage in purchase and sale transactions with Credit Fund, as detailed below. See Note 5, Middle Market Credit Fund, LLC, to these unaudited consolidated financial statements for further information about Credit Fund.

	Three Months Ended September 30,
	2026	2025
Number of investments sold	1	4
Proceeds from investments	$509	$47,326
Realized gain (loss) from investments	$(3)	$23

	Nine Months Ended September 30,
	2026	2025
Number of investments sold	19	20
Proceeds from investments	$274,571	$285,234
Realized gain (loss) from investments	$(744)	$415
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
5. MIDDLE MARKET CREDIT FUND, LLC
Overview
On February 29, 2016, the Company and Credit Partners entered into an amended and restated limited liability company agreement, which was most recently amended on February 24, 2026 to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in the Company’s unaudited consolidated financial statements. Credit Fund primarily invests in first lien loans of middle market companies. Credit Fund is managed by a six-member board of managers, on which the Company and Credit Partners each have equal representation. Establishing a quorum for Credit Fund’s board of managers requires at least four members to be present at a meeting, including at least two of the Company’s representatives and two of Credit Partners’ representatives. The Company and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of September 30, 2026, increased from $175,000 each on February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by the Company. By virtue of its membership interest, the Company and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Selected Financial Data
Since inception of Credit Fund and through September 30, 2026 and December 31, 2025, the Company and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, the Company and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, the Company and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. As of September 30, 2026 and December 31, 2025, the Company and Credit Partners have remaining commitments to fund, from time to time, capital up to $119,499 and $44,499 each, respectively. Below is certain summarized consolidated financial information for Credit Fund as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $1,192,715 and $970,522, respectively)	$1,179,398	$957,830
Cash, cash equivalents and restricted cash(1)	26,009	90,283
Other assets	13,185	17,302
Total assets	$1,218,592	$1,065,415
LIABILITIES AND MEMBERS’ EQUITY
Secured borrowings	$997,715	$589,000
Mezzanine loans(2)	—	40,500
Other liabilities	19,648	229,032
Subordinated loans and members’ equity(3)	201,229	206,883
Total liabilities and members’ equity	$1,218,592	$1,065,415
(1)As of September 30, 2026 and December 31, 2025, $20,045 and $88,417, respectively, of Credit Fund’s cash and cash equivalents was restricted.
(2)As of December 31, 2025, the fair value of the Company’s ownership interest in the mezzanine loan was $40,500. There was no ownership interest in the mezzanine loan as of September 30, 2026.
(3)As of September 30, 2026 and December 31, 2025, the fair value of the Company's ownership interest in the subordinated loans and members' equity was $124,314 and $123,114, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selected Consolidated Statements of Operations Information:	(unaudited)		(unaudited)
Total investment income	$27,130	$17,919	$71,423	$47,565
Expenses
Interest expense and credit facility fees	14,428	7,678	35,877	20,221
Other expenses	728	507	2,010	1,455
Total expenses	15,156	8,185	37,887	21,676
Net investment income (loss)	11,974	9,734	33,536	25,889
Net realized gain (loss) on investments and foreign currency	7	(42)	(5,167)	(42)
Net change in unrealized appreciation (depreciation) on investments and foreign currency	1,982	838	(523)	(2,986)
Net increase (decrease) resulting from operations	$13,963	$10,530	$27,846	$22,861
Below is a summary of Credit Fund’s portfolio, followed by a listing of the loans in Credit Fund’s portfolio as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Senior secured loans(1)	$1,197,231	$978,828
Number of portfolio companies in Credit Fund	71	55
Average amount per portfolio company(1)	$16,862	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$329	$6,297
Percentage of loans at floating interest rates(2)(3)	100.0%	100.0%
Fair value of loans with PIK provisions	$48,729	$36,618
Percentage of portfolio with PIK provisions(3)	4.1%	3.8%
(1)At par/principal amount.
(2)Floating rate debt investments are generally subject to interest rate floors.
(3)Percentages based on fair value.

Consolidated Schedule of Investments as of September 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.8% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	(b)	(2)	Transportation: Consumer	SOFR	5.25%	9.32%	10/3/2032	$24,813	$24,500	$22,238
AGS Health BCP LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.01%	7/31/2032	9,152	9,131	9,152
Allied Benefit Systems Intermediate LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.90%	10/31/2030	22,296	22,180	22,108
Alpine Acquisition Corp II	(a)	(2)(3)(9)	Transportation: Cargo	SOFR	5.00%	8.90%	1/14/2031	840	840	840
Alpine Acquisition Corp II	(a)	(2)(3)	Transportation: Cargo	SOFR	5.25%	9.15%	1/14/2031	1,079	1,079	1,079
AP Plastics Acquisition Holdings, LLC	(b)	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.43%	8/10/2030	19,700	19,596	19,427
Apex Companies Holdings, LLC	(b)	(2)(3)	Environmental Industries	SOFR	5.00%	8.98%	1/31/2030	20,327	20,297	20,257
Atlas US Finco, Inc.	(b)	(2)(3)	High Tech Industries	SOFR	5.00%	8.73%	12/9/2029	7,291	7,158	7,291
Atlas US Finco, Inc.	(b)	(2)(3)	High Tech Industries	SOFR	4.50%	8.23%	12/9/2029	21,295	21,216	21,239
BMS Holdings III Corp.	(b)	(2)(3)(6)	Construction & Building	SOFR	2.75%, 3.25% PIK	10.07%	3/31/2028	10,940	10,940	10,112
Businessolver.com, Inc.	(b)	(2)(3)	Business Services	SOFR	4.50%	8.57%	12/3/2032	18,867	18,781	18,646
Celerion Buyer, Inc.	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.82%	5/18/2033	22,573	22,331	22,335
Chartwell Cumming Holding Corporation	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.75%	8.65%	6/16/2033	5,548	5,323	5,616
Cliffwater LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.40%	4/22/2032	24,749	24,729	24,612
Cority Software Inc. (Canada)	(b)	(2)(3)	Software	SOFR	4.50%	8.32%	10/31/2032	34,617	34,225	34,443
CST Holding Company	(b)	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.90%	11/1/2028	9,595	9,595	9,595
Deerfield Dakota Holding, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.82%	9/12/2032	20,432	20,251	19,981
Denali Intermediate Holdings, Inc.	(b)	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.40%	8/26/2032	14,264	14,137	13,931
Divisions Holding Corporation	(b)	(2)(3)	Business Services	SOFR	4.50%	8.57%	4/17/2032	27,324	27,104	27,474
Eliassen Group, LLC	(b)	(2)(3)	Business Services	SOFR	5.75%	9.82%	4/14/2028	18,647	18,572	18,092
Enverus, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.40%	12/18/2032	16,974	16,881	16,932
Finastra USA, Inc.	(b)	(2)	High Tech Industries	SOFR	4.00%	7.75%	9/17/2032	24,875	24,656	23,977
GGG Midco, LLC	(a)(b)	(2)(3)(9)	Consumer Services	SOFR	4.75%	8.57%	4/1/2033	17,188	16,953	17,014
GI DI Emerald Intermediate Limited (United Kingdom)	(b)	(2)(3)	Business Services	EURIBOR	4.75%	7.36%	2/12/2033	€5,440	6,205	6,183
GI DI Emerald Intermediate Limited (United Kingdom)	(b)	(2)(3)	Business Services	SOFR	4.75%	8.82%	2/12/2033	8,826	8,741	8,858
Goose Borrower, L.P.	(a)(b)	(2)(3)(9)	Software	SOFR	4.75%	8.82%	3/2/2033	15,737	15,565	15,567
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.65%	12/15/2026	6,968	6,964	6,902
Heartland Home Services, Inc.	(b)	(2)(3)(6)	Consumer Services	SOFR	6.00%	10.07%	12/15/2026	23,331	23,326	23,124
Heartland Home Services, Inc.	(a)	(2)(3)(6)	Consumer Services	SOFR	6.75%	10.83%	12/15/2026	794	794	787
Higginbotham Insurance Agency, Inc.	(b)	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.40%	6/11/2031	8,733	8,733	8,708
Horizon Avionics Buyer, LLC	(b)	(2)(3)	Aerospace & Defense	SOFR	4.50%	8.57%	3/28/2032	22,023	21,922	21,928
Hyphen Solutions, LLC	(b)	(2)(3)	Construction & Building	SOFR	4.50%	8.40%	8/6/2032	6,731	6,702	6,665

Consolidated Schedule of Investments as of September 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)
IEM New Sub 2, LLC	(b)	(2)(3)	Energy: Electricity	SOFR	4.75%	8.82%	12/3/2031	$19,654	$19,566	$19,398
IEQ Capital, LLC	(a)(b)	(2)(3)(9)	Diversified Financial Services	SOFR	4.50%	8.57%	12/22/2030	7,734	7,677	7,851
Iron Infinity Buyer Sub, Inc.	(b)	(2)(3)	Utilities: Oil & Gas	SOFR	4.50%	8.57%	10/16/2032	19,900	19,855	19,907
KBP Investments, LLC	(b)	(2)(3)(6)	Beverage & Food	SOFR	5.25%	9.03%	5/25/2027	35,849	35,819	35,554
Kona Buyer, LLC	(a)(b)	(2)(3)(9)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.26%	7/23/2031	10,807	10,701	10,942
LDS Intermediate Holdings, L.L.C.	(b)	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.90%	2/7/2032	25,326	25,167	25,088
Matterhorn Finco, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	5.50%	9.57%	3/5/2033	10,806	10,691	10,686
McQueen Bidco PTY LTD. (Australia)	(b)	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.57%	11/28/2032	24,480	24,366	24,480
Monarch Buyer, Inc.	(b)	(2)(3)	Business Services	SOFR	4.75%	8.82%	6/2/2032	19,800	19,620	19,550
More Cowbell II, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	4.25%	7.99%	9/1/2030	21,197	21,197	21,197
NFO Orange Buyer, LLC	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.25%	8.33%	1/13/2033	15,009	14,940	14,860
North Haven Fairway Buyer, LLC	(b)	(2)(3)	Consumer Services	SOFR	5.00%	9.08%	5/17/2028	24,759	24,669	24,640
OEI, Inc.	(a)(b)	(2)(3)(9)	Construction & Building	SOFR	4.50%	8.57%	12/29/2032	21,048	20,903	21,297
Onward Acquireco, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	2.38%, 2.68% PIK	8.95%	4/1/2033	18,822	18,636	18,636
Orbcomm Inc.	(a)(b)	(2)(3)(9)	Telecommunications	SOFR	5.25%	9.32%	4/27/2032	18,802	18,567	18,556
Output Services Group, Inc.	(b)	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	9.98%	11/30/2028	4,160	3,196	3,740
PROS Parent, Inc.	(a)(b)	(2)(3)(9)	Transportation: Consumer	SOFR	4.25%	8.06%	12/9/2032	22,467	22,419	22,443
Pushpay USA Inc.	(b)	(2)	Diversified Financial Services	SOFR	3.75%	7.57%	8/18/2031	23,306	23,326	21,789
QBS Parent, Inc.	(b)	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.57%	6/3/2032	26,542	26,463	26,172
Radwell Parent, LLC	(b)	(2)(3)	Wholesale	SOFR	4.75%	8.83%	4/1/2030	13,430	13,381	13,409
Ranpak B.V. (Netherlands)	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.40%	12/19/2031	7,668	7,600	7,662
Ranpak Corp.	(b)	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.40%	12/19/2031	11,982	11,875	11,972
Rialto Management Group, LLC	(b)	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.90%	12/5/2030	15,289	15,263	15,136
Rotation Buyer, LLC	(b)	(2)(3)	Capital Equipment	SOFR	4.75%	8.82%	12/27/2031	8,657	8,607	8,298
Saguaro Buyer, LLC	(a)	(2)(3)(9)	Leisure Products & Services	SOFR	4.75%	8.83%	7/3/2032	—	(57)	(58)
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	10/24/2032	18,601	18,436	18,482
SCHP Purchaser, INC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	5.00%	8.82%	10/24/2032	4,048	4,009	4,068
Seahawk Bidco, LLC	(a)(b)	(2)(3)(9)	Consumer Services	SOFR	5.00%	9.08%	12/19/2031	14,406	14,318	14,109
Secretariat Advisors LLC	(b)	(2)	Construction & Building	SOFR	4.00%	8.07%	3/1/2032	17,582	17,510	16,966
SIG Parent Holdings, LLC	(a)(b)	(2)(3)(9)	Diversified Financial Services	SOFR	4.75%	8.65%	8/21/2031	3,912	3,758	3,974
Sigma Irish Acquico Limited (Ireland)	(b)	(2)	Diversified Financial Services	SOFR	5.25%	9.12%	3/19/2032	10,222	10,054	10,120
Solarwinds Corporation	(b)	(2)	Software	SOFR	4.00%	7.95%	3/15/2032	2,865	2,752	2,571
Spotless Brands, LLC	(b)	(2)(3)	Consumer Services	SOFR	5.50%	9.38%	7/25/2028	10,674	10,615	10,654
Striper Buyer, LLC	(b)	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.40%	12/30/2028	12,806	12,800	11,649
Summit Holdings Limited (Guernsey)	(a)(b)	(2)(9)	Diversified Financial Services	SONIA	5.25%	8.98%	9/30/2033	£5,082	6,573	6,581
Summit Holdings Limited (Guernsey)	(b)	(2)	Diversified Financial Services	SOFR	5.25%	9.32%	9/30/2033	1,407	1,386	1,386

Consolidated Schedule of Investments as of September 30, 2026
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount *	Amortized Cost (4)	Fair Value (5)
Tank Holding Corp.	(b)	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.83%	3/31/2028	$19,198	$19,023	$18,176
The Chartis Group, LLC	(b)	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	8.32%	9/17/2031	15,342	15,242	15,342
Trintech, Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	4.75%	8.65%	1/29/2033	16,726	16,304	16,356
TS Imagine Intermediate Inc.	(a)(b)	(2)(3)(9)	Software	SOFR	6.25%	10.32%	6/12/2031	12,142	11,946	12,112
U.S. TelePacific Holdings Corp.	(a)	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	12.08%	5/2/2026	4,384	2,817	329
U.S. TelePacific Holdings Corp.	(a)		Telecommunications	FIXED	1.00%	1.00%	12/31/2026	154	—	12
Vensure Employer Services, Inc.	(a)(b)	(2)(3)(9)	Business Services	SOFR	5.00%	9.07%	9/27/2031	20,478	20,142	20,132
Victors Purchaser, LLC	(b)	(2)(3)	High Tech Industries	SOFR	4.25%	8.33%	12/23/2032	16,975	16,936	16,932
VRC Companies, LLC	(b)	(2)(3)	Business Services	SOFR	5.50%	9.40%	6/29/2027	22,839	22,786	22,825
Whitney Merger Sub, Inc.	(b)	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.82%	7/3/2032	9,925	9,836	9,914
Yellowstone Buyer Acquisition, LLC	(b)	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.56%	9/13/2027	38,000	37,851	35,497
First Lien Debt Total									$1,188,968	$1,176,505
Equity Investments (0.2% of fair value)
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	$2,688	$2,327
48Forty TopCo LLC	(a)	(8)	Transportation: Cargo					1	—	—
EvolveIP, LLC	(a)	(8)	Telecommunications					311	1,059	566
Output Services Group, Inc.	(a)	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$3,747	$2,893
Total Investments									$1,192,715	$1,179,398
(a) Denotes that all or a portion of the assets are owned by Credit Fund. Credit Fund has entered into a revolving credit facility with the Company (the “Credit Fund Facility”). On February 25, 2026, Credit Fund also entered into a revolving credit facility (the “Credit Fund Subscription Facility”), pursuant to which the lenders have a first priority lien on the unfunded capital commitments, the collateral accounts and other related assets. Accordingly, such assets are not available to creditors of Credit Fund Sub.
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
(1)Unless otherwise indicated, issuers of investments held by Credit Fund are domiciled in the United States. As of September 30, 2026, the geographical composition of investments as a percentage of fair value was 2.1% in Australia, 0.9% in Ireland, 1.9% in Luxembourg, 0.6% in the Netherlands, 0.7% in Guernsey, 2.9% in Canada, 1.3% in United Kingdom and 89.6% in the United States. Certain portfolio company investments are subject to contractual restrictions on sales.
(2)Variable rate loans to the portfolio companies bear interest at a rate that is determined by reference to either SOFR or an alternate base rate (commonly based on the Federal Funds Rate or the U.S. Prime Rate), which generally resets quarterly. For each such loan, Credit Fund has indicated the reference rate used and provided the spread and the interest rate in effect as of September 30, 2026. As of September 30, 2026, the reference rates for Credit Fund’s variable rate loans were the 90-day EURIBOR at 2.62%, the daily SONIA at 3.73%, the 30-day SOFR at 3.91%, the 90-day SOFR at 4.08% and the 180-day SOFR at 4.27%.
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
(7)Represents an investment on non-accrual status as of September 30, 2026.
(8)Represents a non-income producing security as of September 30, 2026.

(9)As of September 30, 2026, Credit Fund had the following unfunded commitments to fund delayed draw and revolving senior secured loans. The unfunded debts’ fair value is included in investments, at fair value in the accompanying Selected Consolidated Balance Sheet Information:

First Lien Debt – unfunded delayed draw and revolving term loans commitments	Type	Unused Fee	Par/ Principal Amount	Fair Value
Allied Benefit Systems Intermediate LLC	Delayed Draw	1.00%	$2,535	$(19)
Alpine Acquisition Corp II	Delayed Draw	0.50	81	—
Alpine Acquisition Corp II	Revolver	0.50	324	—
Celerion Buyer, Inc.	Revolver	0.50	2,427	(23)
Chartwell Cumming Holding Corporation	Delayed Draw	0.50	16,252	47
Chartwell Cumming Holding Corporation	Revolver	0.50	1,657	5
GGG Midco, LLC	Delayed Draw	1.00	4,687	(33)
GGG Midco, LLC	Revolver	0.50	3,125	(22)
Goose Borrower, L.P.	Revolver	0.50	2,792	(26)
IEQ Capital, LLC	Delayed Draw	0.50	3,968	40
Kona Buyer, LLC	Delayed Draw	1.00	8,598	58
Kona Buyer, LLC	Revolver	0.50	768	6
Matterhorn Finco, Inc.	Revolver	0.50	1,667	(16)
NFO Orange Buyer, LLC	Delayed Draw	1.00	3,216	(26)
OEI, Inc.	Revolver	0.50	3,846	38
Onward Acquireco, Inc.	Delayed Draw	—	7,961	(55)
Orbcomm Inc.	Delayed Draw	0.50	2,309	(23)
Orbcomm Inc.	Revolver	0.50	3,889	(38)
PROS Parent, Inc.	Revolver	0.38	2,533	(2)
Saguaro Buyer, LLC	Delayed Draw	0.50	5,781	(58)
Seahawk Bidco, LLC	Delayed Draw	1.00	9,861	(118)
Seahawk Bidco, LLC	Revolver	0.50	630	(8)
SIG Parent Holdings, LLC	Delayed Draw	0.75	15,217	49
SIG Parent Holdings, LLC	Revolver	0.38	459	1
Summit Holdings Limited (Guernsey)	Delayed Draw	1.00	£2,859	(57)
Trintech, Inc.	Delayed Draw	0.75	2,788	(48)
Trintech, Inc.	Revolver	0.50	2,091	(36)
TS Imagine Intermediate Inc.	Delayed Draw	0.50	409	(1)
TS Imagine Intermediate Inc.	Revolver	0.50	1,162	(3)
Vensure Employer Services, Inc.	Delayed Draw	0.50	4,063	(57)
Total unfunded commitments			$117,955	$(425)

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
First Lien Debt (99.9% of fair value)
Accelya Lux FinCo S.Á.R.L. (Luxembourg)	+	(2)	Transportation: Consumer	SOFR	5.25%	8.92%	10/3/2032	$25,000	$24,658	$24,781
AGS Health BCP LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.32%	7/31/2032	9,152	9,129	9,185
Alpine Acquisition Corp II	+	(2)(3)(7)	Transportation: Cargo	SOFR	6.00%	9.65%	11/30/2029	10,134	9,738	4,652
AP Plastics Acquisition Holdings, LLC	+	(2)(3)	Chemicals, Plastics & Rubber	SOFR	4.75%	8.58%	8/10/2030	19,850	19,715	19,828
Apex Companies Holdings, LLC	+	(2)(3)	Environmental Industries	SOFR	5.00%	8.82%	1/31/2028	20,471	20,425	20,337
API Technologies Corp.	+	(2)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	16,653	15,865	15,187
API Technologies Corp.	+	(2)(3)(6)	Aerospace & Defense	SOFR	1.00%, 6.00% PIK	10.67%	5/9/2027	1,471	1,204	1,471
Applied Technical Services, LLC	+	(2)(3)	Business Services	SOFR	5.25%	8.92%	4/8/2031	15,581	15,446	15,454
Atlas US Finco, Inc.	+	(2)(3)	High Tech Industries	SOFR	4.75%	8.61%	12/12/2029	21,457	21,361	21,473
BMS Holdings III Corp.	+	(2)(3)(6)	Construction & Building	SOFR	5.50%	9.17%	9/30/2026	10,792	10,774	10,087
Businessolver.com, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	12/3/2032	18,867	18,774	18,773
Cliffwater LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.75%	8.72%	4/22/2032	24,937	24,915	24,919
CST Holding Company	+	(2)(3)(6)	Consumer Goods: Non-Durable	SOFR	5.00%	8.72%	11/1/2028	9,670	9,670	9,718
Deerfield Dakota Holding, LLC	+	(2)(3)	Diversified Financial Services	SOFR	3.00%, 2.75% PIK	9.42%	9/12/2032	20,168	19,970	19,960
Denali Intermediate Holdings, Inc.	+	(2)(3)	Media: Broadcasting & Subscription	SOFR	5.50%	9.23%	8/26/2032	14,372	14,232	14,231
Divisions Holding Corporation	+	(2)(3)	Business Services	SOFR	4.50%	8.17%	4/17/2032	27,531	27,286	27,715
Dwyer Instruments, Inc.	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	7/21/2029	16,366	16,238	16,366
Eliassen Group, LLC	+	(2)(3)	Business Services	SOFR	5.75%	9.42%	4/14/2028	18,793	18,683	18,313
Enverus, Inc.	^+	(2)(3)(9)	Energy: Oil & Gas	SOFR	4.50%	8.19%	12/18/2032	11,115	11,068	11,068
Finastra USA, Inc.	+	(2)	High Tech Industries	SOFR	4.00%	7.72%	9/17/2032	25,000	24,758	24,438
Heartland Home Services, Inc.	+	(2)(3)(6)	Consumer Services	SOFR	5.75%	9.42%	12/15/2026	7,023	7,001	6,850
Heartland Home Services, Inc.	^+	(2)(3)(6)(9)	Consumer Services	SOFR	6.00%	9.67%	12/15/2026	23,859	23,838	23,306
Higginbotham Insurance Agency, Inc.	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.22%	6/11/2031	8,799	8,799	8,755
Horizon Avionics Buyer, LLC	+	(2)(3)	Aerospace & Defense	SOFR	4.75%	8.42%	3/28/2032	22,133	22,023	22,023
Hyphen Solutions, LLC	+	(2)(3)	Construction & Building	SOFR	4.50%	8.22%	8/6/2032	6,782	6,749	6,746
IEM New Sub 2, LLC	+	(2)(3)	Energy: Electricity	SOFR	4.75%	8.27%	12/3/2031	19,807	19,708	19,708
Iron Infinity Buyer Sub, Inc.	+	(2)(3)	Utilities: Oil & Gas	SOFR	4.75%	8.42%	10/16/2032	20,000	19,950	19,945
KBP Investments, LLC	+	(2)(3)(6)	Beverage & Food	SOFR	5.50%	9.19%	5/25/2027	36,917	36,853	35,311
LDS Intermediate Holdings, L.L.C.	+	(2)(3)	Transportation: Cargo	SOFR	5.00%	8.72%	2/7/2032	25,518	25,342	25,436
McQueen Bidco PTY LTD. (Australia)	+	(2)(3)	Auto Aftermarket & Services	SOFR	4.50%	8.17%	11/28/2032	24,480	24,358	24,358
Monarch Buyer, Inc.	+	(2)(3)	Business Services	SOFR	4.50%	8.32%	6/2/2032	19,950	19,751	19,745
More Cowbell II, LLC	+	(2)(3)	Diversified Financial Services	SOFR	4.50%	8.24%	9/1/2030	21,357	21,357	21,351
NEFCO Holding Company LLC	+	(2)(3)	Construction & Building	SOFR	5.00%	8.97%	8/5/2028	19,717	19,582	19,717
North Haven Fairway Buyer, LLC	^+	(2)(3)(9)	Consumer Services	SOFR	5.00%	8.77%	5/17/2028	22,627	22,497	22,439
Output Services Group, Inc.	+	(2)(3)(6)	Media: Advertising, Printing & Publishing	SOFR	6.25%	10.41%	11/30/2028	4,160	2,960	3,755

Consolidated Schedule of Investments as of December 31, 2025
Investments (1)		Footnotes	Industry	Reference Rate (2)	Spread (2)	Interest Rate (2)	Maturity Date	Par/ Principal Amount	Amortized Cost (4)	Fair Value (5)
PF Atlantic Holdco 2, LLC	+	(2)(3)(6)	Leisure Products & Services	SOFR	5.50%	9.23%	11/12/2027	$14,929	$14,832	$14,929
Pushpay USA Inc.	+	(2)	Diversified Financial Services	SOFR	3.75%	7.62%	8/18/2031	23,483	23,505	23,568
QBS Parent, Inc.	+	(2)(3)	Energy: Oil & Gas	SOFR	4.50%	8.17%	6/3/2032	26,744	26,656	26,913
Radwell Parent, LLC	+	(2)(3)	Wholesale	SOFR	5.50%	9.17%	4/1/2029	13,535	13,472	13,535
Ranpak B.V. (Netherlands)	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	7,727	7,650	7,727
Ranpak Corp.	+	(2)	Containers, Packaging & Glass	SOFR	4.50%	8.22%	12/19/2031	12,073	11,953	12,073
Rialto Management Group, LLC	+	(2)(3)	Diversified Financial Services	SOFR	5.00%	8.72%	12/5/2030	15,289	15,259	15,298
Rotation Buyer, LLC	+	(2)(3)	Capital Equipment	SOFR	4.75%	8.43%	12/27/2031	8,723	8,667	8,647
SCHP Purchaser, INC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.50%	8.37%	10/24/2032	18,601	18,423	18,420
Secretariat Advisors LLC	+	(2)	Construction & Building	SOFR	4.00%	7.67%	3/1/2032	17,716	17,635	17,716
Sigma Irish Acquico Limited (Ireland)	+	(2)	Diversified Financial Services	SOFR	5.25%	8.91%	3/19/2032	10,222	10,036	10,094
Solarwinds Corporation	+	(2)	Software	SOFR	4.00%	7.70%	3/15/2032	2,887	2,761	2,880
Spotless Brands, LLC	+	(2)(3)	Consumer Services	SOFR	5.50%	9.36%	7/25/2028	10,756	10,674	10,808
Striper Buyer, LLC	+	(2)(3)	Containers, Packaging & Glass	SOFR	5.50%	9.22%	12/30/2026	14,250	14,221	12,812
Tank Holding Corp.	+	(2)(3)(6)	Capital Equipment	SOFR	5.75%	9.47%	3/31/2028	19,348	19,091	17,680
The Chartis Group, LLC	+	(2)(3)	Healthcare & Pharmaceuticals	SOFR	4.25%	7.95%	9/17/2031	15,459	15,347	15,613
Turbo Buyer, Inc.	^+	(2)(3)(9)	Auto Aftermarket & Services	SOFR	6.00%	9.62%	6/1/2026	33,997	33,997	33,997
U.S. TelePacific Holdings Corp.	^	(2)(3)(6)(7)	Telecommunications	SOFR	1.00%, 7.00% PIK	11.65%	5/2/2026	4,286	2,817	1,645
Victors Purchaser, LLC	+	(2)(3)	High Tech Industries	SOFR	4.50%	8.19%	12/23/2032	16,975	16,933	16,925
VRC Companies, LLC	+	(2)(3)(6)	Business Services	SOFR	5.25%	9.09%	6/29/2027	23,019	22,916	23,012
Whitney Merger Sub, Inc.	+	(2)(3)	Leisure Products & Services	SOFR	4.75%	8.42%	7/3/2032	10,000	9,902	9,901
Yellowstone Buyer Acquisition, LLC	+	(2)(3)(6)	Consumer Goods: Durable	SOFR	5.75%	9.62%	9/13/2027	38,300	38,039	35,120
First Lien Debt Total									$969,463	$956,714
Equity Investments (0.1% of fair value)
48forty Intermediate Holdings, Inc.	^	(8)	Transportation: Cargo					1	$—	$—
EvolveIP, LLC	^	(8)	Telecommunications					311	1,059	1,116
Output Services Group, Inc.	^	(8)	Media: Advertising, Printing & Publishing					205	—	—
Equity Investments Total									$1,059	$1,116
Total Investments									$970,522	$957,830
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

Debt
Credit Fund and Credit Fund Sub are party to separate credit facilities, as described below. As of September 30, 2026 and December 31, 2025, Credit Fund and Credit Fund Sub were in compliance with all covenants and other requirements of their respective credit facility agreements. Below is a summary of each facility and their borrowing and repayment activity for the respective periods.
Credit Fund Facility. On June 24, 2016, Credit Fund closed on the Credit Fund Facility, which has been amended from time to time, most recently on February 24, 2026, pursuant to which Credit Fund may from time to time request mezzanine loans from the Company. The maximum principal amount of the Credit Fund Facility is $100,000, subject to availability under the Credit Fund Facility, which is based on certain advance rates multiplied by the value of Credit Fund’s portfolio investments net of certain other indebtedness that Credit Fund may incur in accordance with the terms of the Credit Fund Facility. Proceeds of the Credit Fund Facility may be used for general corporate purposes, including the funding of portfolio investments. Amounts drawn under the Credit Fund Facility bear interest at the greater of zero and SOFR plus an applicable spread of 6.50% (5.50% prior to the February 24, 2026 amendment) and such interest payments are made quarterly. The availability period under the Credit Fund Facility will terminate on May 21, 2028 (May 21, 2025 prior to the March 18, 2025 amendment), which is also its maturity date upon which Credit Fund is obligated to repay any outstanding borrowings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$—	$—	$40,500	$—
Borrowings	—	—	—	—
Repayments	—	—	(40,500)	—
Outstanding borrowings, end of period	$—	$—	$—	$—
Credit Fund Sub 2016 Facility. On June 24, 2016, Credit Fund Sub entered into a revolving credit facility (the “Credit Fund Sub 2016 Facility”), which had been amended from time to time, most recently on November 4, 2024. The Credit Fund Sub 2016 Facility provided up to an amount equal to $465,000 ($640,000 prior to the May 29, 2024 amendment) in secured borrowings during the applicable revolving period (the borrowing base as calculated pursuant to the terms of the Credit Fund Sub 2016 Facility). The aggregate maximum credit commitment could have been increased up to an amount not to exceed $1,400,000, subject to certain restrictions and conditions set forth in the Credit Fund Sub 2016 Facility, including adequate collateral to support such borrowings. The Credit Fund Sub 2016 Facility had a revolving period through May 23, 2025 and a maturity date of May 23, 2026, which could have been extended by mutual agreement of the parties to the Credit Fund Sub 2016 Facility. Borrowings under the Credit Fund Sub 2016 Facility bore interest initially at the applicable commercial paper rate (if the lender was a conduit lender) or SOFR plus 2.30% (2.70% prior to the November 4, 2024 amendment). The Credit Fund Sub was also required to pay an unused commitment fee of between 0.00% and 1.75% (0.50% and 0.75% prior to the November 4, 2024 amendment) per year depending on the usage of the Credit Fund Sub 2016 Facility. Payments under the Credit Fund Sub 2016 Facility were made quarterly. Subject to certain exceptions, the Credit Fund Sub 2016 Facility was secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub. The outstanding borrowings on the Credit Fund Sub 2016 Facility were repaid in full on March 20, 2025.

For the period from January 1, 2025 through March 20, 2025
Outstanding borrowings, beginning of period	$189,221
Borrowings	29,000
Repayments	(218,221)
Outstanding borrowings, end of period	$—
Credit Fund Sub 2025 Facility. On March 20, 2025, Credit Fund Sub closed on the Credit Fund Sub 2025 Facility, which has been amended from time to time, most recently on May 6, 2026. On May 6, 2026, Credit Fund Sub increased the total commitments under the Credit Fund Sub 2025 Facility by $400,000 pursuant to the terms of the agreement, resulting in total commitments increasing to $1,200,000 ($800,000 prior to the May 6, 2026 amendment). The Credit Fund Sub 2025 Facility has a revolving period through March 20, 2028 and maturity date of March 20, 2035. Borrowings under the Credit Fund Sub 2025 Facility bear interest at either a SOFR or alternative benchmark rate, with an applicable margin of 1.70% (1.60% prior to the May 6, 2026 amendment). In addition, Credit Fund Sub is required to pay a fee of 0.50% depending on unused commitments under the Credit Fund Sub 2025 Facility provided that such commitment fee shall not be applicable to $200,000 of the commitments added on May 6, 2026 until August 6, 2026. Payments under the Credit Fund Sub 2025 Facility are made quarterly. Subject to certain exceptions, the Credit Fund Sub 2025 Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Credit Fund Sub.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$886,785	$402,000	$589,000	$—
Borrowings	14,747	165,000	448,595	614,000
Repayments	(19,500)	(18,000)	(155,500)	(65,000)
Foreign currency translation	(41)	—	(104)	—
Outstanding borrowings, end of period	$881,991	$549,000	$881,991	$549,000
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Outstanding borrowings, beginning of period	$115,724	$—
Borrowings	—	115,724
Repayments	—	—
Outstanding borrowings, end of period	$115,724	$115,724
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
Structured Credit Partners is managed by eight board members, with each SCP Member having equal representation. Establishing a quorum for Structured Credit Partners’ board of managers requires at least four members to be present, including at least one representative appointed by each SCP Member, and actions of the board generally require unanimous approval of all members present at a meeting at which a quorum is established. The SCP Members hold equal voting interests through non-economic Class A membership interests, and economic interests are held through Class B and Class C membership interests, with economic ownership determined based on funded capital contributions. Capital contributions are made pursuant to board-approved capital calls, and no SCP Member is required to fund capital in excess of its capital commitment. In accordance with their respective economic interests, the SCP Members indirectly bear their allocable share of all expenses and other obligations of Structured Credit Partners.
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
Economic interests are based on funded capital contributions and capital commitments through Class B and Class C membership. As of September 30, 2026, the Company has $47,876 of unfunded commitments. The Class A, Class B, and Class C memberships are as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$102,124	$15,000	$—
CARS	1	1	15,000	11,347	135,000	—
Sixth Street	2	2	150,000	113,471	150,000	—
Total	$4	$4	$300,000	$226,942	$300,000	$—

As of September 30, 2026, Structured Credit Partners had six subsidiaries. The wholly owned subsidiaries include Carlyle US CLO 2026-3, Ltd., a Cayman Islands Corporation and originally incorporated as Carlyle US CLO 2026-A Ltd., which was formed on December 23, 2025; Carlyle US CLO 2026-B, Ltd., a Cayman Islands Corporation, which was formed on January 2, 2026; Carlyle US CLO 2026-D, Ltd., a Cayman Islands Corporation, which was formed on March 5, 2026; Sixth Street CLO 32 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 2, Ltd., which was formed on January 14, 2026; and Sixth Street CLO 33 Ltd., a Cayman Islands Corporation and originally incorporated as Sixth Street SCP Warehouse 3, Ltd., which was formed on January 14, 2026. Sixth Street SCP Warehouse 4, Ltd. is a majority owned subsidiary, which was formed on February 3, 2026. Each subsidiary primarily invests in broadly syndicated loans. In accordance with U.S. GAAP, Structured Credit Partners consolidates subsidiaries over which it has a controlling financial interest in its unaudited consolidated financial statements, commencing from the date of their respective formation.
Below is certain summarized consolidated financial information for Structured Credit Partners as of September 30, 2026.

As of
September 30, 2026
Selected Consolidated Balance Sheet Information:	(unaudited)
ASSETS
Investments, at fair value (amortized cost of $2,138,270)	$2,135,823
Cash and cash equivalents(1)	460,529
Other assets	31,896
Total assets	$2,628,248
LIABILITIES AND EQUITY
Debt and secured borrowings	$1,991,070
Dividend payable	14,850
Accrued expenses and other liabilities	396,839
Members’ Equity(2)	224,023
Non-controlling interest(3)	1,466
Total liabilities and equity	$2,628,248
(1)As of September 30, 2026, $39,609 of cash and cash equivalents was restricted.
(2)As of September 30, 2026, the fair value of the Company's ownership interest in the members' equity was $102,125.
(3)As of September 30, 2026, a third-party investor had a 5% economic interest in Sixth Street SCP Warehouse 4, Ltd., a consolidated subsidiary of Structured Credit Partners.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Selected Consolidated Statements of Operations Information:	(unaudited)	(unaudited)
Total investment income	$27,942	$51,515
Expenses
Interest expense and credit facility fees	18,169	35,142
Other expenses	404	1,572
Total expenses	18,573	36,714
Net investment income (loss)	9,369	14,801
Net realized gain (loss) on investments	133	266
Net change in unrealized appreciation (depreciation) on investments	2,291	(2,447)
Net increase (decrease) resulting from operations	11,793	12,620
Less: Net increase (decrease) resulting from operations attributable to non-controlling interest	36	23
Net increase (decrease) resulting from operations attributable to Structured Credit Partners JV, LLC	$11,757	$12,597

Below is a summary of Structured Credit Partners’ portfolio as of September 30, 2026:

As of
September 30, 2026
Total Investments(1)	$2,157,543
Number of portfolio companies in Structured Credit Partners	461
Average amount per portfolio company(1)	$4,680
Floating rate loans(2)	99.6%
(1)At par/principal amount.
(2)Percent of total investments at fair value.
The industry and geography composition of investments as of September 30, 2026 was as follows:

Industry	Amortized Cost	Fair Value	% of Fair Value
Aerospace & Defense	$82,517	$82,555	3.9%
Auto Aftermarket & Services	66,097	66,009	3.1
Beverage & Food	64,031	63,940	3.0
Business Services	256,298	256,465	12.0
Capital Equipment	117,964	118,019	5.5
Chemicals, Plastics & Rubber	35,392	35,540	1.7
Construction & Building	127,853	127,274	6.0
Consumer Goods: Durable	40,008	39,997	1.9
Consumer Goods: Non-Durable	49,757	49,781	2.3
Consumer Services	138,343	138,534	6.5
Containers, Packaging & Glass	57,202	57,368	2.7
Diversified Financial Services	252,087	249,538	11.7
Energy: Electricity	29,905	29,850	1.4
Energy: Oil & Gas	33,698	33,774	1.6
Environmental Industries	36,189	36,211	1.7
Forest Products & Paper	8,624	8,620	0.4
Healthcare & Pharmaceuticals	135,146	135,332	6.3
High Tech Industries	144,844	145,952	6.8
Leisure Products & Services	102,719	101,895	4.8
Media: Advertising, Printing & Publishing	16,830	16,917	0.8
Media: Broadcasting & Subscription	22,134	22,163	1.0
Media: Diversified & Production	33,681	33,946	1.6
Metals & Mining	3,971	3,992	0.2
Retail	41,253	41,108	1.9
Sovereign & Public Finance	13,084	13,122	0.6
Telecommunications	19,748	19,574	0.9
Transportation: Cargo	8,306	8,449	0.4
Transportation: Consumer	38,724	38,230	1.8
Utilities: Electric	11,155	11,191	0.5
Utilities: Oil & Gas	4,874	4,920	0.2
Wholesale	145,836	145,557	6.8
Total	$2,138,270	$2,135,823	100.0%

Geography	Amortized Cost	Fair Value	% of Fair Value
Australia	$1,981	$2,006	0.1%
Austria	2,054	2,044	0.1
Canada	21,334	21,171	1.0
France	10,609	10,619	0.5
Germany	13,422	13,518	0.6
Ireland	885	843	0.0
Luxembourg	24,574	24,686	1.2
Netherlands	23,521	23,636	1.1
United Kingdom	31,300	30,834	1.5
United States	2,008,590	2,006,466	93.9
Total	$2,138,270	$2,135,823	100.0%
Debt
Structured Credit Partners and its subsidiaries are party to separate credit facilities and CLOs, as listed below. The following table details the principal amount and carrying amount of Structured Credit Partners’ debt and secured borrowings as of September 30, 2026.

As of
September 30, 2026
Carlyle US CLO 2026-3, Ltd.	$642,250
Carlyle US CLO 2026-B, Ltd.	138,971
Carlyle US CLO 2026-D, Ltd.	—
Sixth Street CLO 32, Ltd.	552,000
Sixth Street CLO 33, Ltd.	552,000
Sixth Street SCP Warehouse 4, Ltd.	112,358
Total Principal Amount Outstanding	1,997,579
Less: unamortized debt issuance costs	(6,509)
Total Carrying Value	$1,991,070
As of September 30, 2026, Structured Credit Partners and its subsidiaries were in compliance with all covenants and other requirements of their respective credit facility agreements. On a weighted average basis, the credit facilities bear interest at a spread of SOFR + 1.10%. Below is a summary of the borrowings and repayments under the credit facilities for the respective periods.

	Carlyle US CLO 2026-B, Ltd.	Carlyle US CLO 2026-D, Ltd.	Sixth Street SCP Warehouse 4, Ltd.	Total
Three Months Ended September 30, 2026
Outstanding borrowings, beginning of period	$76,243	$—	$18,547	$94,790
Borrowings	62,728	—	93,811	156,539
Repayments	—	—	—	—
Outstanding borrowings, end of period	$138,971	$—	$112,358	$251,329
Nine Months Ended September 30, 2026
Outstanding borrowings, beginning of period	$—	$—	$—	$—
Borrowings	138,971	—	112,358	251,329
Repayments	—	—	—	—
Outstanding borrowings, end of period	$138,971	$—	$112,358	$251,329
On April 22, 2026, Sixth Street SCP Warehouse 2, Ltd. closed as Sixth Street CLO 32, Ltd. upon the issuance of the Sixth Street CLO 32, Ltd.’s rated and subordinated notes. Sixth Street CLO 32, Ltd. has a reinvestment period ending on April 21, 2031 and a final maturity date of April 21, 2039. On April 30, 2026, Carlyle US CLO 2026-A Ltd. closed as Carlyle US

CLO 2026-3, Ltd. upon the issuance of the Carlyle US CLO 2026-3 Ltd.’s rated and subordinated notes. Carlyle US CLO 2026-3 Ltd. has a reinvestment period ending on April 15, 2031 and a final maturity date of April 15, 2039. On September 28, 2026, Sixth Street SCP Warehouse 3, Ltd. closed as Sixth Street CLO 33, Ltd. upon the issuance of the Sixth Street CLO 33, Ltd.’s rated and subordinated notes. Sixth Street CLO 33, Ltd. has a reinvestment period ending on October 21, 2031 and a final maturity date of October 21, 2039.
The following tables summarize the terms of the securitizations and principal amount outstanding as of September 30, 2026:

Carlyle US CLO 2026-3, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.16%	$441,000
A-2	AAA	SOFR	1.50%	21,000
B	AA	SOFR	1.60%	68,250
C	A	SOFR	1.80%	40,250
D	BBB	SOFR	3.00%	45,500
E	BB	SOFR	6.00%	26,250
Total Principal Amount Outstanding				642,250
Less: unamortized debt issuance costs				(1,866)
Total Carrying Value				$640,384

Sixth Street CLO 32, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.17%	$378,000
A-2	AAA	SOFR	1.50%	24,000
B	AA	SOFR	1.65%	54,000
C	A	SOFR	1.95%	36,000
D	BBB	SOFR	3.10%	36,000
D-2	BBB	SOFR	4.10%	4,500
E	BB	SOFR	6.00%	19,500
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,311)
Total Carrying Value				$549,689

Sixth Street CLO 33, Ltd.
				As of
Debt Tranche	Credit Rating	Reference Rate	Spread	September 30, 2026
A-1	AAA	SOFR	1.20%	$360,000
A-2	AAA	SOFR	1.40%	36,000
B	AA	SOFR	1.45%	60,000
C-1	A+	SOFR	1.65%	36,000
C-2	A	SOFR	2.05%	9,000
D-1	BBB+	SOFR	2.30%	27,000
D-2	BBB-	SOFR	3.90%	9,000
E	BB-	SOFR	4.95%	15,000
Total Principal Amount Outstanding				552,000
Less: unamortized debt issuance costs				(2,332)
Total Carrying Value				$549,668

8. DERIVATIVE INSTRUMENTS
The Company enters into derivatives from time to time to help mitigate its foreign currency and interest rate risk exposures. Below is a summary of the outstanding forward currency contracts as of September 30, 2026. There were no outstanding forward currency contracts as of December 31, 2025.

As of September 30, 2026
Counterparty	Notional Amount to be Purchased	Notional Amount to be Sold		Unrealized Appreciation (Depreciation)
Barclays Bank PLC	$8,699	SEK	79,701	$635
Barclays Bank PLC	$14,954	NOK	141,832	236
Barclays Bank PLC	$213	A$	300	5
				$876
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
On March 27, 2025, in connection with the CSL III Merger, the Company assumed the forward currency contracts held by CSL III under its ISDA Master Agreement with each of its derivative counterparties, Barclays and Macquarie Bank Limited (“Macquarie” and together with Barclays, the “Counterparties” and each a “Counterparty”). All the forward currency contracts assumed from the CSL III Merger were closed on March 31, 2025. Refer to Note 16, Merger with CSL III, to these unaudited consolidated financial statements for additional information regarding the CSL III Merger.
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

The following table details the Company’s interest rate swap contracts outstanding as of September 30, 2026 and December 31, 2025.

As of September 30, 2026
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$(12,492)	Derivative liabilities, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(16,645)	Derivative liabilities, at fair value

As of December 31, 2025
Counterparty	Maturity Date	Notional Amount	Fair Value	Financial Statement Location of Net Amounts
JP Morgan Chase Bank N.A.	2/18/2030	$300,000	$298	Derivative assets, at fair value
JP Morgan Chase Bank N.A.	2/15/2031	$300,000	$(1,436)	Derivative liabilities, at fair value
As a result of the Company’s designation of an interest rate swap as a hedging instrument in a qualifying hedge accounting relationship, the Company is required to record the hedging instrument and the related hedged item at their respective fair values, with all associated changes in those fair values recorded in interest expense and credit facility fees. For the three and nine months ended September 30, 2026, the net increase (decrease) recorded in interest expense and credit facility fees was $646 and $1,252, respectively. For the three and nine months ended September 30, 2025, the net increase (decrease) recorded in interest expense and credit facility fees was $178 and $(107), respectively.
The Company’s interest rate swaps and forward currency contracts are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported net by counterparty in the accompanying Consolidated Statements of Assets and Liabilities when a legal right of setoff exists under master netting agreements.
The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

As of	Counterparty	Derivative Assets subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Received	Cash Collateral Received	Net amount of Derivative Assets
September 30, 2026	Barclays Bank PLC	$876	$—	$—	$—	$876
September 30, 2026	JP Morgan Chase Bank N.A.	—	—	—	—	—
December 31, 2025	JP Morgan Chase Bank N.A.	298	(298)	—	—	—

As of	Counterparty	Derivative Liabilities subject to Master Netting Agreement	Derivatives available for Offset	Non-cash Collateral Pledged	Cash Collateral Pledged	Net amount of Derivative Liabilities
September 30, 2026	Barclays Bank PLC	$—	$—	$—	$—	$—
September 30, 2026	JP Morgan Chase Bank N.A.	29,137	—	—	(29,137)	—
December 31, 2025	JP Morgan Chase Bank N.A.	1,436	(298)	—	(1,138)	—
9. BORROWINGS
The Company is a party to the Credit Facility, as described below. In accordance with the Investment Company Act, the Company is currently only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act, is at least 150% after such borrowing. As of September 30, 2026 and December 31, 2025, asset coverage was 179.7% and 175.6%, respectively, and the Company was in compliance with all covenants and other requirements of the respective agreements of the Credit Facility.

The following table details the principal amount and carrying amount of the Company’s debt and secured borrowings as of September 30, 2026 and December 31, 2025.

	As of
	September 30, 2026	December 31, 2025
Credit Facility	$367,213	$563,660
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
2015-1N Debt	380,000	380,000
Total principal amount outstanding	1,347,213	1,543,660
Less: unamortized debt issuance costs	(9,332)	(11,266)
Effective interest rate swap hedge	(29,159)	(1,184)
Total carrying value	$1,308,722	$1,531,210
Credit Facility
On March 21, 2014, the Company entered into a senior secured revolving credit facility (as amended, the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The total commitments under the Credit Facility are $875,457 ($960,000 prior to the May 25, 2026 expiration of $135,000 of commitments, of which $50,457 remained outstanding as of September 30, 2026 and will mature on May 25, 2027), subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of the Company’s portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that the Company may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased to $1,402,500 ($1,185,000 prior to the March 12, 2025 amendment), through the exercise by the Company of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 ($50,000 prior to the March 12, 2025 amendment) limit for swingline loans and a $30,000 ($20,000 prior to the March 12, 2025 amendment) limit for letters of credit. The Company may borrow amounts in U.S. dollars or certain other permitted currencies. Amounts drawn under the Credit Facility, including amounts drawn in respect of letters of credit, bear interest at either (i) a term benchmark rate of the Adjusted Term SOFR Rate, the Adjusted Euribor Rate, or the applicable Local Rate, as the case may be, or (ii) an Alternate Base Rate (which is the highest of (a) the Prime Rate, (b) the NYFRB Rate plus 0.50%, or (c) the Adjusted Term SOFR Rate for one month plus 1.00%) plus an applicable margin, each capitalized term as defined in the Credit Facility. The applicable margin for a term benchmark rate loan will be up to 1.875% and for an Alternate Base Rate loan will be up to 0.875%, in each case depending on the level of the gross borrowing base compared to the combined debt amount. The Company may elect either the term benchmark rate or the Alternate Base Rate at the time of drawdown, and loans may be converted from one rate to another at any time, subject to certain conditions. The Company also pays a fee of 0.375% on unused amounts under the Credit Facility and, in respect of each unused letter of credit, a fee and interest rate equal to the then-applicable margin under the Credit Facility while the letter of credit is outstanding.
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
Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by the Company, Credit Fund II, and CSL III SPV. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants and other requirements of the Credit Facility.

Below is a summary of the borrowings and repayments under the Credit Facility for the three and nine months ended September 30, 2026 and 2025, and the outstanding balances under the Credit Facility for the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Outstanding borrowings, beginning of period	$332,137	$378,615	$563,660	$213,439
Borrowings	117,616	172,009	503,856	702,891
Repayments	(81,775)	(173,343)	(693,723)	(549,769)
Foreign currency translation	(765)	(1,562)	(6,580)	9,158
Outstanding borrowings, end of period	$367,213	$375,719	$367,213	$375,719
The Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion (1)	Amount Available (2)
September 30, 2026	$875,457	$367,213	$508,244	$507,639
December 31, 2025	$960,000	$563,660	$396,340	$396,340
(1)The unused portion is the amount upon which commitment fees are based.
(2)The amount available is based on the computation of collateral to support the borrowings and subject to compliance with applicable covenants and financial ratios.
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees of the Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$4,171	$4,579	$14,340	$13,588
Facility unused commitment fee	520	576	1,530	1,698
Amortization of deferred financing costs and debt issuance costs	283	264	848	746
Total interest expense and credit facility fees	$4,974	$5,419	$16,718	$16,032
Cash paid for interest expense and credit facility fees	$4,547	$5,048	$16,518	$14,733
Weighted average debt principal outstanding	$330,680	$333,922	$380,752	$313,430
Weighted average interest rate(1)	4.94%	5.37%	4.97%	5.74%
(1)Excludes facility unused commitment fee and amortization of deferred financing costs and debt issuance costs.
As of September 30, 2026 and December 31, 2025, the components of interest and credit facility fees payable of the Credit Facility were as follows:

	As of
	September 30, 2026	December 31, 2025
Interest expense payable	$335	$877
Unused commitment fees payable	464	558
Interest and credit facility fees payable	$799	$1,435
Weighted average interest rate	5.17%	5.28%
CSL III SPV Credit Facility
Effective March 27, 2025, as a result of the completion of the CSL III Merger, the Company succeeded to the obligations of CSL III under a senior secured revolving credit facility (as amended, the “CSL III SPV Credit Facility” and together with the Credit Facility, the “Credit Facilities”) previously entered into by CSL III SPV on September 30, 2022. The CSL III SPV Credit Facility was most recently amended on March 27, 2025. The CSL III SPV Credit Facility provided for secured borrowings of up to $250,000, subject to availability under the CSL III SPV Credit Facility and borrowing restrictions under the Investment Company Act. The CSL III SPV Credit Facility had a revolving period through September 30, 2025 and a stated maturity date of September 30, 2030, with a one-year extension option available at the election of CSL III SPV. Borrowings may have been made in U.S. Dollars and bore interest initially at a rate equal to three-month SOFR (or, if applicable, a base rate comprised of the prime rate or the federal funds rate plus 0.50%) plus 2.85%. CSL III SPV also paid an unused commitment fee of 0.30% per annum on unused amounts under the CSL III SPV Credit Facility. Payments of interest and fees were made quarterly.
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
The following table details the Company’s Senior Notes as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(7,716)	(9,240)
Effective interest rate swap hedge	(29,159)	(1,184)
Total carrying value	$563,125	$589,576
For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees on the Senior Notes were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense(1)	$9,899	$7,053	$29,355	$20,396
Amortization of deferred financing costs and debt issuance costs	513	467	1,525	1,381
Total interest expense and credit facility fees	$10,412	$7,520	$30,880	$21,777
Cash paid for interest expense and credit facility fees	$18,664	$11,756	$37,445	$21,744
Weighted average debt principal outstanding	$600,000	$385,000	$600,000	$385,000
Weighted average interest rate(1)(2)	6.46%	7.17%	6.45%	6.99%
(1)Inclusive of net interest expense related to interest rate swaps, as applicable.
(2)Excludes amortization of deferred financing costs and debt issuance costs.

As of September 30, 2026 and December 31, 2025, $4,779 and $12,847, respectively, of interest expense related to the Senior Notes was included in interest and credit facility fees payable. As of September 30, 2026 and December 31, 2025, the weighted average interest rates were 6.49% and 6.84%, respectively, inclusive of the effect of the interest rate swaps.
The 2030 Notes Indenture and 2031 Notes Indenture each contain certain covenants, including certain covenants requiring the Company to comply with Section 18(a)(1)(A) as modified by Section 61(a)(2) of the 1940 Act, whether or not the Company continues to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to the Company by the SEC; to comply with Section 18(a)(1)(B) as modified by Section 61(a)(2) of the 1940 Act, and subject to certain other exceptions. These covenants are subject to important limitations and exceptions that are described in the 2030 Notes Indenture and 2031 Notes Indenture. None of the 2030 Notes Indenture or the 2031 Notes Indenture limits the amount of debt (including secured debt) that may be issued by us or our subsidiaries under the indenture or otherwise. As of September 30, 2026 and December 31, 2025, the Company was in compliance with these terms and conditions.
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
On July 2, 2024, the Company and the 2015-1 Issuer completed the 2015-1R Refinancing, which resulted in the issuance of a $410,000 collateralized notes and loan obligation. On the closing date of the 2015-1R Refinancing, the 2015-1 Issuer refinanced the 2015-1R Notes with the 2015-1N Debt, issued additional 2015-1 Issuer Preferred Interests to the Company in the aggregate notional amount of $13,500, thereby increasing the 2015-1 Issuer Preferred Interest held by the Company to $118,054 and extended the reinvestment period end date and maturity date applicable to the 2015-1 Issuer to July 15, 2028 and July 1, 2036, respectively. As of September 30, 2026, the Company retained the $30,000 Class C-R Notes, which are eliminated in consolidation.

The following table summarizes the terms of the 2015-1N Debt and the principal amount and carrying value as of September 30, 2026 and December 31, 2025:

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,616)	(2,026)
Total Carrying Value				$378,384	$377,974
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
Pursuant to the Collateral Management Agreement, the 2015-1 Issuer pays management fees (comprised of base management fees, subordinated management fees and incentive management fees) to the Investment Adviser for rendering collateral management services. As per the Collateral Management Agreement, for the period the Company retains all of the 2015-1 Issuer Preferred Interests, the Investment Adviser does not earn management fees for providing such collateral management services. The Company currently retains all of the 2015-1 Issuer Preferred Interests, thus the Investment Adviser did not earn any management fees from the 2015-1 Issuer for the three and nine months ended September 30, 2026 and 2025. Any such waived fees may not be recaptured by the Investment Adviser.
Pursuant to an undertaking by the Company in connection with the 2015-1 Debt Securitization Refinancing, the Company has agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2026, the Company was in compliance with its undertaking.
As of September 30, 2026, the 2015-1N Debt was secured by 69 investments with a total fair value of approximately $483,115 and cash of $12,277. The pool of investments in the securitization must meet certain requirements, including asset mix and concentration, term, agency rating, collateral coverage, minimum coupon, minimum spread and sector diversity requirements in the indenture governing the 2015-1N Debt.

For the three and nine months ended September 30, 2026 and 2025, the components of interest expense and credit facility fees on the Securitizations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense	$5,515	$6,066	$16,269	$18,003
Amortization of deferred financing costs and debt issuance costs	42	49	130	144
Total interest expense and credit facility fees	$5,557	$6,115	$16,399	$18,147
Cash paid for interest expense and credit facility fees	$5,390	$6,693	$16,394	$22,082
Weighted average debt principal outstanding	$380,000	$380,000	$380,000	$380,000
Weighted average interest rate(1)	5.72%	6.30%	5.69%	6.30%
(1)Includes amortization of deferred financing costs and debt issuance costs.
As of September 30, 2026 and December 31, 2025, $4,686 and $4,810, respectively, of interest expense related to securitizations was included in interest and credit facility fees payable. As of September 30, 2026 and December 31, 2025, the weighted average interest rates were 5.69% and 5.84%, respectively, based on benchmark rates.
10. COMMITMENTS AND CONTINGENCIES
The following table summarizes the Company’s significant contractual payment obligations as of September 30, 2026 and December 31, 2025:

	As of
Payment Due by Period	September 30, 2026	December 31, 2025
Less than one year	$50,457	$—
1-3 years	—	75,327
3-5 years	916,756	788,333
More than 5 years	380,000	680,000
Total	$1,347,213	$1,543,660
In the ordinary course of its business, the Company enters into contracts or agreements that contain indemnification or warranties. Future events could occur that lead to the execution of these provisions against the Company. The Company believes that the likelihood of such an event is remote; however, the maximum potential exposure is unknown. No accrual has been made in the unaudited consolidated financial statements as of September 30, 2026 and audited consolidated financial statements as of December 31, 2025 for any such exposure.
The Company has in the past, currently is and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. The Company had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of the indicated dates:

	Par/Principal Amount as of
	September 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$195,139	$256,926
Unfunded revolving loan commitments	158,221	174,680
Total unfunded commitments	$353,360	$431,606
As of September 30, 2026 and December 31, 2025, the Company has unfunded commitments related to equity investments, including its investments in Credit Fund and Structured Credit Partners, in the amount of $170,056 and $44,499.
11. NET ASSETS
The Company has the authority to issue 198,000,000 shares of common stock, par value $0.01 per share, of which 68,590,231 and 71,807,190 shares were issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.

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
Under the terms of the Lock-Up Agreement, the restricted period commenced on March 27, 2025 and (i) ended on March 22, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange, (ii) ended on September 18, 2026 for one-third of the shares of the Company’s common stock issued to CIM as a result of the Preferred Stock Exchange and (iii) will end on March 17, 2027 for one-third of the shares of Company’s common stock issued to CIM as a result of the Preferred Stock Exchange.
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
No shares were issued under the dividend reinvestment plan during the nine months ended September 30, 2026.
The following table summarizes the shares of the Company’s common stock issued under the dividend reinvestment plan during the nine months ended September 30, 2025:

	Shares Issued	Total Consideration
Nine Months Ended September 30, 2025
January 17, 2025	50,728	$949
Total	50,728	$949
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
No shares were issued under the ATM program during the nine months ended September 30, 2026.
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
Company Stock Repurchase Program
On October 28, 2026, the Company's Board of Directors approved the continuation of the Company's stock repurchase program (the “Stock Repurchase Program”) until November 11, 2027, or until the approved dollar amount has been used to repurchase shares of common stock. On February 18, 2026, the Company’s Board of Directors approved a $100 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300 million. This program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to this authorization, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rule 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which the Company cannot predict.
The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018. Since the inception of the Company’s Stock Repurchase Program through September 30, 2026, the Company has repurchased 16,086,468 shares of the Company's common stock at an average cost of $12.98 per share, or $208,740 in the aggregate, resulting in accretion to NAV per common share of $0.93.

Changes in Net Assets
For the three and nine months ended September 30, 2026, the Company repurchased and extinguished 570,583 and 3,216,959 shares for $6,101 and $37,128, respectively. For the three and nine months ended September 30, 2025, there were no share repurchases. No shares were issued during the three and nine months ended September 30, 2026. No shares were issued during the three months ended September 30, 2025. There were 21,996,719 shares of common stock issued for $366,888 during the nine months ended September 30, 2025.
The following tables summarize capital activity during the three and nine months ended September 30, 2026:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2026	69,160,814	$692	$1,332,997	$(1,633)	$46,788	$(243,514)	$(55,582)	$1,079,748
Repurchase of common stock	(570,583)	(6)	(6,095)	—	—	—	—	(6,101)
Net investment income (loss)	—	—	—	—	24,982	—	—	24,982
Net realized gain (loss)	—	—	—	—	—	(2,339)	—	(2,339)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	1,132	1,132
Dividends declared on common stock	—	—	—	—	(24,002)	—	—	(24,002)
Balance, September 30, 2026	68,590,231	$686	$1,326,902	$(1,633)	$47,768	$(245,853)	$(54,450)	$1,073,420

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, January 1, 2026	71,807,190	$718	$1,363,998	$(1,633)	$49,923	$(232,362)	$(13,256)	$1,167,388
Repurchase of common stock	(3,216,959)	(32)	(37,096)	—	—	—	—	(37,128)
Net investment income (loss)	—	—	—	—	74,182	—	—	74,182
Net realized gain (loss)	—	—	—	—	—	(13,491)	—	(13,491)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	(41,194)	(41,194)
Dividends declared on common stock	—	—	—	—	(76,337)	—	—	(76,337)
Balance, September 30, 2026	68,590,231	$686	$1,326,902	$(1,633)	$47,768	$(245,853)	$(54,450)	$1,073,420
The following tables summarize capital activity during the three and nine months ended September 30, 2025:

	Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount
Balance, July 1, 2025	72,902,981	$729	$1,380,976	$(1,633)	$65,401	$(207,286)	$(40,329)	$1,197,858
Net investment income (loss)	—	—	—	—	26,839	—	—	26,839
Net realized gain (loss)	—	—	—	—	—	(16,405)	—	(16,405)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	13,469	13,469
Dividends declared on common stock and preferred stock	—	—	—	—	(29,161)	—	—	(29,161)
Balance, September 30, 2025	72,902,981	$729	$1,380,976	$(1,633)	$63,079	$(223,691)	$(26,860)	$1,192,600

	Preferred Stock		Common Stock		Capital in Excess of Par Value	Offering Costs	Accumulated Net Investment Income (Loss)	Accumulated Net Realized Gain (Loss)	Accumulated Net Unrealized Appreciation (Depreciation)	Total Net Assets
	Shares	Amount	Shares	Amount
Balance, January 1, 2025	2,000,000	$50,000	50,906,262	$509	$1,014,308	$(1,633)	$68,440	$(185,346)	$(41,074)	$905,204
Common stock issued, net of offering and underwriting costs	—	—	6,075	0	101	—	—	—	—	101
Common stock issued - CSL III Merger	—	—	18,935,108	189	315,649	—	—	—	—	315,838
Common stock issued - Preferred Stock Exchange	(2,000,000)	(50,000)	3,004,808	30	49,970	—	—	—	—	—
Dividend reinvestment	—	—	50,728	1	948	—	—	—	—	949
Net investment income (loss)	—	—	—	—	—	—	76,718	—	—	76,718
Net realized gain (loss)	—	—	—	—	—	—	—	(38,345)	—	(38,345)
Net change in unrealized appreciation (depreciation)	—	—	—	—	—	—	—	—	14,214	14,214
Dividends declared on common stock and preferred stock	—	—	—	—	—	—	(82,079)	—	—	(82,079)
Balance, September 30, 2025	—	$—	72,902,981	$729	$1,380,976	$(1,633)	$63,079	$(223,691)	$(26,860)	$1,192,600
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
Basic and diluted earnings per common share were as follows:

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,775	$23,775	$23,903	$23,903
Weighted average common shares outstanding	68,816,031	68,816,031	72,902,981	72,902,981
Basic and diluted earnings per share	$0.35	$0.35	$0.33	$0.33

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$19,497	$19,497	$51,761	$52,587
Weighted average common shares outstanding	69,747,866	69,747,866	65,989,552	67,775,222
Basic and diluted earnings per share	$0.28	$0.28	$0.78	$0.78

The following table summarizes updates to the Company’s dividend policy as of September 30, 2026.

Record Date	Base Dividend Per Share
September 30, 2020	$0.32
September 30, 2022	$0.34
December 30, 2022	$0.36
March 31, 2023	$0.37
March 29, 2024	$0.40
June 30, 2026	$0.35
The following table summarizes the Company’s dividends declared on its common stock during the two most recent fiscal years and the current fiscal year to date:

Date Declared	Record Date	Payment Date	Per Common Share Amount
February 20, 2024	March 29, 2024	April 17, 2024	$0.40
February 20, 2024	March 29, 2024	April 17, 2024	$0.08	(1)
May 2, 2024	June 28, 2024	July 17, 2024	$0.40
May 2, 2024	June 28, 2024	July 17, 2024	$0.07	(1)
August 1, 2024	September 30, 2024	October 17, 2024	$0.40
August 1, 2024	September 30, 2024	October 17, 2024	$0.07	(1)
November 4, 2024	December 31, 2024	January 17, 2025	$0.40
November 4, 2024	December 31, 2024	January 17, 2025	$0.05	(1)
February 18, 2025	March 24, 2025	April 17, 2025	$0.40
February 18, 2025	March 24, 2025	April 17, 2025	$0.05	(1)
April 29, 2025	June 30, 2025	July 17, 2025	$0.40
July 29, 2025	September 30, 2025	October 17, 2025	$0.40
October 29, 2025	December 31, 2025	January 16, 2026	$0.40
February 18, 2026	March 31, 2026	April 16, 2026	$0.40
April 29, 2026	June 30, 2026	July 16, 2026	$0.35
July 29, 2026	September 30, 2026	October 16, 2026	$0.35
(1)Represents a special/supplemental dividend.

12. CONSOLIDATED FINANCIAL HIGHLIGHTS
The following is a schedule of consolidated financial highlights for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Common Share Data:
Net asset value per common share, beginning of period	$16.26	$16.80
Net investment income (loss)(1)	1.06	1.15
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(0.78)	(0.37)
Net increase (decrease) in net assets resulting from operations	0.28	0.78
Dividends declared(2)	(1.10)	(1.25)
Accretion due to issuance of common stock(3)	—	0.03
Accretion due to share repurchases	0.21	—
Net asset value per common share, end of period	$15.65	$16.36
Market price per common share, end of period	$10.69	$12.50
Number of common shares outstanding, end of period	68,590,231	72,902,981
Total return based on net asset value(4)	6.03%	5.74%
Total return based on market price(5)	(5.71)%	(24.30)%
Net assets attributable to Common Stockholders, end of period	$1,073,420	$1,192,600
Ratio to average net assets attributable to Common Stockholders(6):
Expenses before incentive fees	8.96%	8.61%
Expenses after incentive fees	10.38%	10.04%
Net investment income (loss)	6.69%	6.88%
Interest expense and credit facility fees	5.77%	5.62%
Ratios/Supplemental Data:
Asset coverage, end of period	179.68%	190.64%
Portfolio turnover	27.24%	43.53%
Weighted-average common shares outstanding	69,747,866	65,989,552
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
13. SEGMENT REPORTING
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, capital appreciation primarily through assembling a portfolio of secured debt investments in U.S. middle market companies. The chief operating decision maker (“CODM”) is the Company’s chief financial officer. The CODM assesses the performance of the Company and makes operating decisions on a consolidated basis, primarily based on the Company’s net increase in net assets resulting from operations (“net income”). The CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders, implementing investment policy decisions, strategic initiatives, and managing and assessing the Company’s portfolio. The CODM assesses performance for the segment and determines how to allocate resources based on net income. As the Company’s operations are comprised of a single reporting segment, the segment assets are reflected in the accompanying Consolidated Statements of Assets and Liabilities as Total Assets and the significant segment expenses are listed in the accompanying Consolidated Statements of Operations.

14. LITIGATION
The Company may become party to certain lawsuits in the ordinary course of business. The Company does not believe that the outcome of current matters, if any, will materially impact the Company or its unaudited consolidated financial statements. As of September 30, 2026 and December 31, 2025, the Company was not subject to any material legal proceedings, nor, to the Company’s knowledge, is any material legal proceeding threatened against the Company.
In addition, portfolio investments of the Company could be the subject of litigation or regulatory investigations in the ordinary course of business. The Company does not believe that the outcome of any current contingent liabilities of its portfolio investments, if any, will materially affect the Company or these unaudited consolidated financial statements.
15. TAX
The Company has not recorded a liability for any uncertain tax positions pursuant to the provisions of ASC 740, Income Taxes, as of September 30, 2026 and December 31, 2025.
In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax regulators. The Company’s federal tax returns are generally subject to examination by the Internal Revenue Service for a period of three years after they are filed.
The Company’s taxable income for each period is an estimate and will not be finally determined until the Company files its tax return for each year. Therefore, the final taxable income, and the taxable income earned in each period and carried forward for distribution in the following period, may be different than this estimate. The estimated tax character of the dividends declared on preferred and common stock for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine Months Ended September 30,
	2026	2025
Ordinary income	$76,337	$82,079
Tax return of capital	$—	$—
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
On October 28, 2026, the Board of Directors declared a base quarterly common stock dividend of $0.35 per share, which is payable on January 19, 2027 to common stockholders of record on December 31, 2026.

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
•the ability to realize the benefits of the CSL III Merger; and
•the combined company’s plans, expectations, objectives and intentions, as a result of the CSL III Merger.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “will,” “should,” “may,” “plans,” “continue,” “seeks,” “estimates,” “would,” “could,” “targets,” “projects,” “outlook,” “potential,” “predicts” and variations of these words and similar expressions to identify forward-looking statements, although not all forward-looking statements include these words. Our actual results and condition could differ materially from those implied or expressed in the forward-looking information for any reason, including the factors set forth in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025 (our “2025 Form 10-K”).
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
Overview
Carlyle Secured Lending, Inc., a Maryland corporation, is a specialty finance company that is a closed-end, externally managed, non-diversified management investment company. We have elected to be regulated as a business development company (“BDC”) under the Investment Company Act and have operated our business as a BDC since we began our investment activities. For U.S. federal income tax purposes, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (together with the rules and regulations promulgated thereunder, the “Code”). We were formed in February 2012, commenced investment operations in May 2013 and began trading on the Nasdaq Global Select Market, under the symbol “CGBD,” upon completion of our initial public offering in June 2017. Our principal executive offices are located at One Vanderbilt Avenue, Suite 3400, New York, New York 10017.
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
We are externally managed by the Investment Adviser, an investment adviser registered under the Investment Advisers Act of 1940, as amended (together with the rules and regulations promulgated thereunder, the “Investment Advisers Act”) and a subsidiary of Carlyle. We benefit from the Investment Adviser’s investment team of over 240 investment professionals with deep knowledge and expertise across multiple asset classes who are supported by a team of finance, operations and administrative professionals currently employed by Carlyle Employee Co., a wholly owned subsidiary of Carlyle. In conducting our investment activities, we believe that we benefit from the significant scale, relationships and resources of Carlyle, including the Investment Adviser and its affiliates.
Third Quarter 2026 Highlights
Quarterly Results
•Net investment income was $25.0 million or $0.36 per common share.
•Adjusted for purchase accounting adjustments, the adjusted net investment income per common share (a non-GAAP financial measure) was $0.36. Refer to the Adjusted Net Investment Income and Adjusted Net Income discussion within this section for further details.
•For the third quarter, dividends declared on common shares were $24.0 million, or $0.35 per share.
•Net investment income for the three months ended September 30, 2026 decreased from the comparable period in the prior year primarily driven by a lower average outstanding investment balance and lower yields on the loan portfolio. This was partially offset by a higher dividend from the Credit Fund and Structured Credit Partners.
•The NAV per common share increased to $15.65 as of September 30, 2026 from $15.61 as of June 30, 2026. The increase was primarily driven by accretion from share repurchases and higher net investment income in excess of the base dividend.
Portfolio and Investment Activity
•As of September 30, 2026, we held 273 investments across 180 portfolio companies and 31 industries for a total fair value of $2.3 billion.
•During the three months ended September 30, 2026, our investment balance remained stable at $2.3 billion compared to the prior quarter.
•As of September 30, 2026, non-accrual investments represented 2.2% and 1.1% of our portfolio based on cost and fair value, respectively.
Liquidity and Capital Activity
•Total liquidity as of September 30, 2026 was $598.2 million in cash and unused debt capacity.
•During the three months ended September 30, 2026, we repurchased 570,583 shares of our common stock for an aggregate purchase price of approximately $6.1 million, resulting in accretion to NAV per common share of approximately $0.04.
Recent Developments
•On October 28, 2026, we declared common stock dividends of $0.35 per share to be paid on January 19, 2027.
•From October 1, 2026 through November 4, 2026, we repurchased 579,554 shares of our common stock for an aggregate purchase price of approximately $6.1 million resulting in $0.04 per common share of NAV accretion.
Key Components of Our Results of Operations
As a BDC, we believe that the key components of our results of operations for our business are earnings per share, dividends declared, net investment income and net asset value per common share. For the three months ended September 30, 2026, we recorded basic earnings per common share of $0.35, declared a dividend of $0.35 per common share and earned $0.36 of net investment income per common share.

The following table sets forth the calculation of basic and diluted earnings per share (dollar amounts in thousands, except share and per share data):

	Three Months Ended
	September 30, 2026	June 30, 2026
Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,775	$(60)
Weighted-average common shares outstanding	68,816,031	69,542,646
Earnings per share - Basic and Diluted	$0.35	$0.00
For the three months ended September 30, 2026 and June 30, 2026, we declared dividends per common share of $0.35 in each period. As of September 30, 2026 and December 31, 2025, our NAV per share was $15.65 and $16.26, respectively.
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
Net Investment Income
The following table summarizes our net investment income and net investment income per common share:

	Three Months Ended
	September 30, 2026	June 30, 2026
Total investment income	$63,203	$62,085
Total expenses (including excise tax expense)	38,221	38,089
Net investment income	$24,982	$23,996
Weighted-average common shares outstanding	68,816,031	69,542,646
Net investment income per common share	$0.36	$0.35

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
We believe that excluding the financial impact of the purchase premium in the above non-GAAP financial measures is useful for investors as this is a non-cash expense/loss and is one method we use to measure our operations. In addition, we use the non-GAAP financial measures described above internally to analyze and evaluate financial results and performance and to compare our financial results with those of other business development companies that do not have similar financial impacts from asset acquisitions and have not had similar one-time or non-recurring events. We believe “Adjusted Net Investment Income”, “Adjusted Net Investment Income Per Common Share”, “Adjusted Net Income” and “Adjusted Net Income Per Common Share” are useful to investors as an additional tool to evaluate our ongoing results and trends without giving effect to these considerations and these metrics are used to evaluate our economic earnings.

The following table summarizes our Adjusted Net Investment Income, Adjusted Net Investment Income Per Common Share, Adjusted Net Income, and Adjusted Net Income Per Common Share:

	Three Months Ended
	September 30, 2026	June 30, 2026
Net investment income	$24,982	$23,996
Amortization of premium/discount on acquired assets(1)	96	94
Adjusted Net Investment Income	$25,078	$24,090

Net increase (decrease) in net assets resulting from operations attributable to Common Stockholders	$23,775	$(60)
Amortization of premium/discount on acquired assets(1)	96	94
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	(96)	(94)
Adjusted Net Income	$23,775	$(60)

Net Investment Income Per Share	$0.36	$0.35
Amortization of premium/discount on acquired assets(1)	0.00	0.00
Adjusted Net Investment Income Per Common Share	$0.36	$0.35

Net Income Per Share	$0.35	$0.00
Amortization of premium/discount on acquired assets(1)	0.00	0.00
Reversal of unrealized appreciation from the amortization of premium/discount on acquired assets	0.00	0.00
Adjusted Net Income Per Common Share	$0.35	$0.00

Weighted-average common shares outstanding	68,816,031	69,542,646
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

Portfolio and Investment Activity
Portfolio Overview
The following tables summarize certain characteristics of our investment portfolio as of September 30, 2026:

	First Lien Debt	Second Lien Debt	Equity Investments	Investment Funds	Total Investments
Count of investments	220	9	39	5	273
Investments, at amortized cost	$1,959,641	$88,920	$112,328	$232,626	$2,393,515
Investments, at fair value	$1,908,853	$80,105	$124,015	$226,439	$2,339,412
Percentage of total investments at fair value	81.6%	3.4%	5.3%	9.7%	100.0%

	Weighted Average Yields at
	Amortized Cost	Fair Value
First Lien Debt(1)	9.7%	9.8%
Second Lien Debt(1)	11.9%	13.2%
Total Debt and Income Producing Investments(1)(2)	10.8%	11.0%
(1)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026. Weighted average yield at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above. Inclusive of all debt and income producing investments and investments on non-accrual status, the weighted average yield on amortized cost was 10.5% as of September 30, 2026.
(2)Weighted average yield for total debt and income producing investments includes Credit Fund and Structured Credit Partners as well as income producing equity investments.
The geographical composition of investments at fair value as of September 30, 2026 was as follows:

As of
Geography—% of Fair Value	September 30, 2026
Australia	0.2%
Canada	3.4
France	1.2
Germany	0.4
Guernsey	0.3
Ireland	0.3
Italy	1.6
Jersey	0.3
Luxembourg	0.1
Norway	0.6
Spain	0.3
Sweden	0.3
United Kingdom	4.8
United States	86.2
Total	100.0%
The industry composition of investments at fair value as of September 30, 2026 was as follows:

As of
Industry—% of Fair Value	September 30, 2026
Aerospace & Defense	2.8%
Auto Aftermarket & Services	1.7

As of
Industry—% of Fair Value	September 30, 2026
Beverage & Food	0.5%
Business Services	6.9
Capital Equipment	3.4
Chemicals, Plastics & Rubber	1.4
Construction & Building	2.5
Consumer Goods: Durable	0.0
Consumer Goods: Non-Durable	0.2
Consumer Services	8.0
Containers, Packaging & Glass	2.3
Diversified Financial Services	10.9
Energy: Electricity	0.5
Energy: Oil & Gas	0.1
Environmental Industries	2.3
Healthcare & Pharmaceuticals	15.4
High Tech Industries	6.3
Investment Funds	9.7
Leisure Products & Services	4.9
Media: Advertising, Printing & Publishing	0.0
Media: Broadcasting & Subscription	0.0
Media: Diversified & Production	0.6
Retail	0.8
Software	12.8
Sovereign & Public Finance	0.2
Telecommunications	1.7
Transportation: Cargo	1.8
Transportation: Consumer	0.0
Utilities: Oil & Gas	0.6
Utilities: Water	0.5
Wholesale	1.2
Total	100.0%

Our investment activity for the three months ended September 30, 2026 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Three Months Ended
September 30, 2026
Investments:
Total investments, beginning of period	$2,414,341
New investments purchased	112,512
Net accretion of discount on investments	1,212
Net realized gain (loss) on investments	(2,777)
Investments sold or repaid	(131,773)
Total Investments, end of period	$2,393,515
Principal amount of investments funded:
First Lien Debt	$77,178
Second Lien Debt	938
Equity Investments(1)	2,810
Investment Funds	32,740
Total	$113,666
Principal amount of investments sold or repaid:
First Lien Debt	$(99,783)
Second Lien Debt	—
Equity Investments(1)	(29,669)
Investment Funds	—
Total	$(129,452)
Number of new investment commitments(2)(3)	6
Average new investment commitment amount	$12,881

(1)Based on cost paid/proceeds received from equity activity.
(2)Represents commitments to a portfolio company as part of an individual transaction, excluding any investment fund activity.
(3)For the three months ended September 30, 2026, 100.0% of new funded debt investments were at floating interest rates.
See the Consolidated Schedules of Investments as of September 30, 2026 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on these investments, including a list of companies and type and amount of investments.

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
The Investment Adviser monitors and, when appropriate, changes the risk ratings assigned to each first lien and second lien debt investment in our portfolio. The Investment Adviser reviews our investment ratings in connection with our quarterly valuation process. The below table summarizes the Internal Risk Ratings as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Fair Value	% of Fair Value	Fair Value	% of Fair Value
Internal Risk Rating 1	$—	—%	$—	—%
Internal Risk Rating 2	1,838,097	92.4	2,011,980	93.3
Internal Risk Rating 3	125,995	6.3	114,456	5.3
Internal Risk Rating 4	20,810	1.1	20,240	0.9
Internal Risk Rating 5	4,056	0.2	10,301	0.5
Total	$1,988,958	100.0%	$2,156,977	100.0%
As of both September 30, 2026 and December 31, 2025, the weighted average Internal Risk Rating of our first lien and second lien debt investment portfolio was 2.1. As of September 30, 2026 and December 31, 2025, nine and six, respectively, of our first lien and second lien debt investments were assigned an Internal Risk Rating of 4 or 5.
The following table summarizes the fair value of our performing and non-accrual/non-performing investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Number of Investments	Fair Value	% of Fair Value	Number of Investments	Fair Value	% of Fair Value
Performing	262	$2,314,546	98.9%	222	$2,433,381	98.8%
Non-accrual(1)	11	24,866	1.1	7	30,541	1.2
Total	273	$2,339,412	100.0%	229	$2,463,922	100.0%
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

	Outstanding Principal Balance as of
	September 30, 2026	December 31, 2025
Secured Debt
Credit Facility	$367,213	$563,660
Unsecured Debt
2030 Notes	300,000	300,000
2031 Notes	300,000	300,000
Securitizations
2015-1N Debt	380,000	380,000
Total	$1,347,213	$1,543,660
Weighted average interest rate	5.90%	6.02%
Credit Facilities
On March 21, 2014, we closed on a senior secured revolving credit facility (the “Credit Facility”), which was most recently amended and restated on March 12, 2025, and may be further amended from time to time. The total commitments under the Credit Facility are $875,457 ($960,000 prior to the May 25, 2026 expiration of $135,000 of the commitments, of which $50,457 remained outstanding as of September 30, 2026 and matures on May 25, 2027), pursuant to the terms of the agreement, subject to availability under the Credit Facility, which is based on certain advance rates multiplied by the value of our portfolio investments (subject to certain concentration limitations) net of certain other indebtedness that we may incur in accordance with the terms of the Credit Facility. Proceeds of the Credit Facility may be used for general corporate purposes, including the funding of portfolio investments. Maximum capacity under the Credit Facility may be increased, subject to certain conditions, to $1,402,500 through the exercise by us of an uncommitted accordion feature through which existing and new lenders may, at their option, agree to provide additional financing. The Credit Facility includes a $75,000 limit for swingline loans and a $30,000 limit for letters of credit. Subject to certain exceptions, the Credit Facility is secured by a first lien security interest in substantially all of the portfolio investments held by us, Credit Fund II, and CSL III SPV. The Credit Facility includes customary covenants, including certain financial covenants related to asset coverage, stockholders’ equity and liquidity, certain limitations on the incurrence of additional indebtedness and liens, and other maintenance covenants, as well as usual and customary events of default for senior secured revolving credit facilities of this nature.
The Credit Facility consisted of the following as of September 30, 2026 and December 31, 2025:

	Total Facility	Borrowings Outstanding	Unused Portion(1)	Amount Available(2)	Weighted Average Interest Rate
September 30, 2026	$875,457	$367,213	$508,244	$507,639	5.17%
December 31, 2025	$960,000	$563,660	$396,340	$396,340	5.28%
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
The following table details the carrying value of our Senior Notes as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
2030 Notes	$300,000	$300,000
2031 Notes	300,000	300,000
Total principal amount	600,000	600,000
Less: unamortized debt issuance costs	(7,716)	(9,240)
Effective interest rate swap hedge	(29,159)	(1,184)
Total carrying value	$563,125	$589,576
Weighted average interest rate	6.49%	6.84%
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

				As of
2015-1N Debt Tranche (1)	Credit Rating	Reference Rate	Spread	September 30, 2026	December 31, 2025
Class A-1-1-A Notes	AAA	SOFR	1.80%	$240,000	$240,000
Class A-L Loans	AAA	SOFR	1.80%	50,000	50,000
Class A-1-2-B Notes	AAA	SOFR	2.00%	20,000	20,000
Class A-2-RR Notes	AA	SOFR	2.15%	30,000	30,000
Class B-R Notes	Single A	SOFR	2.75%	40,000	40,000
Total Principal Amount Outstanding				380,000	380,000
Less: unamortized debt issuance costs				(1,616)	(2,026)
Total Carrying Value				$378,384	$377,974
Weighted average interest rate				5.69%	5.84%
(1)Excludes $30.0 million of Class C-R notes, which are rated BBB-, accrue interest at SOFR plus spread of 3.75%, and are retained by the Company.
Forward Currency Contracts
In order to better define its contractual rights and to secure rights that will help us mitigate our counterparty risk, we have entered into an International Swaps and Derivatives Association, Inc. Master Agreement (“ISDA Master Agreement”) with the derivative counterparty, Barclays Bank PLC (the “Counterparty”), in respect of forward currency contracts. Each ISDA Master Agreement is a bilateral agreement between us and the Counterparty that governs over-the-counter derivatives, including forward currency contracts, and contains, among other things, collateral posting terms and netting provisions in the event of a default and/or termination event. The provisions of each ISDA Master Agreement with the Counterparty permit a single net payment in the event of a default (close-out netting) or similar event, including the bankruptcy or insolvency of the counterparty. As of September 30, 2026, the total unrealized appreciation (depreciation) related to forward currency contracts governed by these agreements was $876. There were no forward currency contracts outstanding as of December 31, 2025.
Middle Market Credit Fund, LLC (“Credit Fund”)
On February 29, 2016, we and Credit Partners USA LLC (“Credit Partners”) entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Credit Fund, a Delaware limited liability company that is not consolidated in our unaudited consolidated financial statements. Credit Fund is managed by a six-member board of managers, on which we and Credit Partners each have equal representation. We and Credit Partners each have 50% economic ownership of Credit Fund and have commitments to fund, from time to time, capital of up to $250,000 each as of September 30, 2026, which increased from $175,000 each as of February 11, 2026. Funding of such commitments generally requires the approval of the board of Credit Fund, including the board members appointed by us. By virtue of our respective membership interests, we and Credit Partners each indirectly bear an allocable share of all expenses and other obligations of Credit Fund.
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
Since inception of Credit Fund and through September 30, 2026, we and Credit Partners each made capital contributions of $1 in members’ equity and $216,000 in subordinated loans to Credit Fund. On March 24, 2025, we and Credit Partners each received an aggregate return of capital on subordinated loans of $62,500. Since inception, we and Credit Partners each have received an aggregate return of capital on subordinated loans of $85,500. The cost and fair value of our investment in Credit Fund were $130,501 and $124,314, respectively, as of September 30, 2026 and $171,001 and $163,614, respectively, as of December 31, 2025.
Our share of the dividends declared by Credit Fund was $6,000 and $5,750 for the three months ended September 30, 2026 and June 30, 2026, respectively. As of September 30, 2026 and June 30, 2026, our annualized dividend yield from Credit Fund was 18.4% and 17.6%, respectively. Below is a summary of Credit Fund’s portfolio as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Senior secured loans(1)	$1,197,231	$978,828
Weighted average yields of senior secured loans based on amortized cost(2)	9.1%	9.1%
Weighted average yields of senior secured loans based on fair value(2)	9.1%	9.1%
Number of portfolio companies in Credit Fund	71	55
Average amount per portfolio company(1)	$16,862	$17,797
Number of loans on non-accrual status	1	2
Fair value of loans on non-accrual status	$329	$6,297
Percentage of loans at floating interest rates(3)(4)	100.0%	100.0%
Fair value of loans with PIK provisions	$48,729	$36,618
Percentage of portfolio with PIK provisions(4)	4.1%	3.8%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026 and December 31, 2025. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Floating rate debt investments are generally subject to interest rate floors.
(4)Percentages based on fair value.

Structured Credit Partners JV, LLC (“Structured Credit Partners”)
On December 23, 2025, we, together with CARS, an affiliated BDC, and Sixth Street (collectively, the “SCP Members”), entered into an amended and restated limited liability company agreement, as amended from time to time, to co-manage Structured Credit Partners, a Delaware limited liability company that is not consolidated in our consolidated financial statements. Structured Credit Partners is managed by a board consisting of eight members, on which each Member has equal representation. The SCP Members each hold 25% voting interests through non-economic Class A membership interests. Economic interests are based on funded capital contributions through Class B and Class C membership interests as follows:

	Class A Capital Commitment	Class A Capital Called	Class B Capital Commitment	Class B Capital Called	Class C Capital Commitment	Class C Capital Called
Carlyle Secured Lending, Inc.	$1	$1	$135,000	$102,124	$15,000	$—
CARS	1	1	15,000	11,347	135,000	—
Sixth Street	2	2	150,000	113,471	150,000	—
Total	$4	$4	$300,000	$226,942	$300,000	$—
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
Our share of the dividends declared by Structured Credit Partners was $4,401 and $2,282 for the three months ended September 30, 2026 and June 30, 2026, respectively. As of September 30, 2026 and June 30, 2026, our annualized dividend yield from Structured Credit Partners was 20.3% and 18.7%, respectively. Below is a summary of Structured Credit Partners’ portfolio as of September 30, 2026:

As of
September 30, 2026
Total Investments(1)	$2,157,543
Weighted average yield on total investments based on amortized cost(2)	6.9%
Weighted average yield on total investments based on fair value(2)	7.0%
Number of portfolio companies in Structured Credit Partners	461
Average amount per portfolio company	$4,680
Floating rate loans(3)	99.6%
(1)At par/principal amount.
(2)Weighted average yields include the effect of accretion of discounts and amortization of premiums and are based on interest rates as of September 30, 2026. Weighted average yield on debt at fair value is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of original issue discount (“OID”) and market discount earned, divided by (b) total fair value included in such securities. Weighted average yield on debt at amortized cost is computed as (a) the annual stated interest rate or yield earned plus the net annual amortization of OID and market discount earned, divided by (b) total amortized cost included in such securities. Weighted average yields exclude investments on non-accrual status. Actual yields earned over the life of each investment could differ materially from the yields presented above.
(3)Percent of total investments at fair value.

Consolidated Results of Operations
For the three months ended September 30, 2026 and June 30, 2026
The following table sets forth information regarding our consolidated results of operations for the three months ended September 30, 2026 and June 30, 2026:

	Three Months Ended		Change
	September 30, 2026	June 30, 2026	$
Investment income:
Interest income	$45,665	$46,337	$(672)
PIK income	5,781	6,850	(1,069)
Dividend income	10,401	8,032	2,369
Other income	1,356	866	490
Total investment income	63,203	62,085	1,118
Expenses:
Base management fees	8,771	8,643	128
Incentive fees	5,289	5,125	164
Professional fees	790	1,001	(211)
Administrative service fees	817	649	168
Interest expense and credit facility fees	20,943	21,284	(341)
Directors’ fees and expenses	190	200	(10)
Other general and administrative	1,004	507	497
Excise tax expense	417	680	(263)
Total expenses	38,221	38,089	132
Net investment income (loss)	24,982	23,996	986
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(2,777)	(1,793)	(984)
Net realized currency gain (loss) on non-investment assets and liabilities	446	259	187
Net realized gain (loss) on forward currency contracts	(8)	0	(8)
Net change in unrealized appreciation (depreciation) on investments	229	(25,059)	25,288
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	792	1,772	(980)
Net change in unrealized gain (loss) on forward currency contracts	111	765	(654)
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(1,207)	(24,056)	22,849
Net increase (decrease) in net assets resulting from operations	$23,775	$(60)	$23,835
Investment Income
The increase in investment income for the three months ended September 30, 2026, as compared to the three months ended June 30, 2026, was primarily driven by an increase in dividend income from Structured Credit Partners and Credit Fund, partially offset by a lower average principal balance of our total debt investments. As of September 30, 2026, our portfolio at amortized cost decreased to $2,393,515 from $2,414,341 as of June 30, 2026. As of September 30, 2026 and June 30, 2026, the weighted average yield of our total debt and income producing investments was 10.8% and 10.4%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2026 and June 30, 2026, eleven and eight of our debt and preferred equity investments were on non-accrual status, respectively. As of September 30, 2026 and June 30, 2026, non-

accrual investments had a fair value of $24,866 and $13,765, which represented approximately 1.1% and 0.6% of total investments at fair value, respectively. The remaining income producing investments were performing as of September 30, 2026 and June 30, 2026.
The increase in other income for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, was primarily driven by an increase in amendment fees.
The increase in dividend income for the three months ended September 30, 2026, compared to the three months ended June 30, 2026, was due to an increase in dividend income from Credit Fund and Structured Credit Partners.
Expenses
The decrease in interest expense and credit facility fees was primarily driven by a lower average principal balance during the three months ended September 30, 2026.
The increase in base management fees was driven by higher average gross assets for the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
The increase in incentive fees was driven by higher pre-incentive fee net investment income for the three months ended September 30, 2026 compared to the three months ended June 30, 2026.
For the three months ended September 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2026. The accrual for any capital gains incentive fee under accounting principles generally accepted in the United States (“U.S. GAAP”) in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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
Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three months ended September 30, 2026 and June 30, 2026 were as follows:

	Three Months Ended
	September 30, 2026	June 30, 2026
Realized gains on investments	$1,576	$842
Number of investments with realized gains	7	23
Realized losses on investments	$(4,353)	$(2,635)
Number of investments with realized losses	5	13
Change in unrealized appreciation on investments	$19,379	$8,312
Number of investments with unrealized appreciation	122	88
Change in unrealized depreciation on investments	$(19,150)	$(33,371)
Number of investments with unrealized depreciation	108	135
During the three months ended September 30, 2026, we recognized a realized gain related to our exit of our equity investment in Ampersand Partners Feeder AIV LP, and a realized loss related to the sale of our equity investment in SPF HOLDCO LLC, resulting in a net realized loss for the period. During the three months ended June 30, 2026, we recognized a net realized loss related to the restructuring of our investments in DCA Investment Holding LLC.

The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including, but not limited to, enterprise value multiples, borrower leverage ratios, borrower ratings, the impact of exits, and broader economic conditions.
For the three and nine months ended September 30, 2026 and September 30, 2025
The following table sets forth information regarding our consolidated results of operations for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	2026	2025	$	2026	2025	$
Investment income:
Interest income	$45,665	$53,330	$(7,665)	$141,703	$150,951	$(9,248)
PIK income	5,781	6,464	(683)	19,112	17,032	2,080
Dividend income	10,401	5,000	5,401	23,735	16,554	7,181
Other income	1,356	1,715	(359)	4,817	4,117	700
Total investment income	63,203	66,509	(3,306)	189,367	188,654	713
Expenses:
Base management fees	8,771	9,139	(368)	26,200	25,413	787
Incentive fees	5,289	5,612	(323)	15,762	15,946	(184)
Professional fees	790	778	12	2,888	2,508	380
Administrative service fees	817	512	305	1,948	1,416	532
Interest expense and credit facility fees	20,943	22,306	(1,363)	63,997	62,636	1,361
Directors’ fees and expenses	190	191	(1)	577	527	50
Other general and administrative	1,004	632	372	2,275	1,934	341
Excise tax expense	417	500	(83)	1,538	1,556	(18)
Total expenses	38,221	39,670	(1,449)	115,185	111,936	3,249
Net investment income (loss)	24,982	26,839	(1,857)	74,182	76,718	(2,536)
Net realized gain (loss) and net change in unrealized appreciation (depreciation):
Net realized gain (loss) on investments	(2,777)	(16,427)	13,650	(14,052)	(38,313)	24,261
Net realized currency gain (loss) on non-investment assets and liabilities	446	22	424	569	(345)	914
Net realized gain (loss) on forward currency contracts	(8)	—	(8)	(8)	313	(321)
Net change in unrealized appreciation (depreciation) on investments	229	11,923	(11,694)	(48,629)	25,108	(73,737)
Net change in unrealized currency gain (loss) on non-investment assets and liabilities	792	1,546	(754)	6,559	(9,197)	15,756
Net change in unrealized gain (loss) on forward currency contracts	111	—	111	876	(1,697)	2,573
Net realized gain (loss) and net change in unrealized appreciation (depreciation) on investments, non-investment assets and liabilities, and forward currency contracts	(1,207)	(2,936)	1,729	(54,685)	(24,131)	(30,554)
Net increase (decrease) in net assets resulting from operations	$23,775	$23,903	$(128)	$19,497	$52,587	$(33,090)
Investment Income
The decrease in investment income for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, was primarily driven by a lower average outstanding investment balance and lower yields on the loan portfolio. This was partially offset by an increase in dividend income from Structured Credit Partners and Credit Fund. The increase in investment income for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by an increase in dividend income, partially offset by lower interest income due to a lower average outstanding investment balance during the 2026 period, as well as lower yields on the loan portfolio. As of September 30, 2026, our portfolio at amortized cost decreased to $2,393,515 from $2,442,191 as of September 30, 2025. As of

September 30, 2026 and September 30, 2025, the weighted average yield of our total debt and income producing investments was 10.8% and 10.6%, respectively, based on amortized cost.
Interest income and PIK income on our first and second lien debt investments are dependent on the composition and credit quality of the portfolio. Generally, we expect the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2026 and September 30, 2025, eleven and six of our debt and preferred equity investments were on non-accrual status, respectively. Non-accrual investments had a fair value of $24,866 and $23,508, which represented approximately 1.1% and 1.0% of total investments at fair value as of September 30, 2026 and September 30, 2025, respectively. The remaining income producing investments were performing as of September 30, 2026 and September 30, 2025.
The increase in dividend income for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was primarily driven by increases in dividend income from Structured Credit Partners and Credit Fund.
The decrease in other income for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily driven by a decrease in prepayment fees, partially offset by an increase in amendment fees. The increase in other income for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by an increase in prepayment fees in the first quarter of 2026.
Expenses
The decrease in interest expense and credit facility fees for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily driven by a lower weighted average cost of borrowings during the three months ended September 30, 2026. The increase in interest expense and credit facility fees for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by a higher average principal balance during the nine months ended September 30, 2026.
The decrease in base management fees for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was driven by lower average gross assets for the three months ended September 30, 2026. The increase in base management fees for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was driven by higher average gross assets for the nine months ended September 30, 2026.
The decrease in incentive fees for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025, was driven by lower pre-incentive fee net investment income for the three and nine months ended September 30, 2026.
For the three and nine months ended September 30, 2026, there were no accrued capital gains incentive fees based upon the cumulative net realized and unrealized appreciation (depreciation) as of September 30, 2026. The accrual for any capital gains incentive fee under U.S. GAAP in a given period may result in an additional expense if such cumulative amount is greater than in the prior period or a reduction of previously recorded expense if such cumulative amount is less than in the prior period. If such cumulative amount is negative, then there is no accrual. See Note 4, Related Party Transactions, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the incentive and base management fees.
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

Net Realized Gain (Loss) and Net Change in Unrealized Appreciation (Depreciation)
The amount of and number of investments with realized gain (loss) and change in unrealized appreciation (depreciation) for the three and nine months ended September 30, 2026 and September 30, 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized gains on investments	$1,576	$206	$3,084	$1,270
Number of investments with realized gains	7	13	30	33
Realized losses on investments	$(4,353)	$(16,633)	$(17,136)	$(39,583)
Number of investments with realized losses	5	8	33	16
Change in unrealized appreciation on investments	$19,379	$30,483	$21,147	$67,436
Number of investments with unrealized appreciation	122	117	81	110
Change in unrealized depreciation on investments	$(19,150)	$(18,560)	$(69,776)	$(42,328)
Number of investments with unrealized depreciation	108	84	175	115
During the nine months ended September 30, 2026, we recognized a net realized loss related to the restructurings of our investments in 48forty Intermediate Holdings, Inc. and DCA Investment Holding LLC and the sale of our equity investment in SPF HOLDCO LLC, partially offset by a realized gain from the sale of our equity investment in Ampersand Partners Feeder AIV LP. During the nine months ended September 30, 2025, we recognized a realized loss related to the restructurings of our investments in Aimbridge Acquisition Co., Inc. (from debt to equity), Align Precision Group, LLC (formerly known as Maverick Acquisition, Inc.), FPG Intermediate Holdco, LLC, and the consolidation of our investment in Credit Fund II as a result of the Credit Fund II Purchase.
The net change in unrealized appreciation (depreciation) is driven by changes in various inputs used in our valuation methodology, including but not limited to enterprise value multiples, borrower leverage ratios, borrower ratings, the impact of exits, and broader economic conditions.
Financial Condition, Liquidity and Capital Resources
Capitalization
We have capitalized our business to date primarily through the issuance and sale of our common stock, asset-level financing, and the issuance of unsecured senior debt. As of September 30, 2026, we had $1,347,213 of outstanding consolidated indebtedness under the Credit Facility, the 2015-1N Debt, the 2030 Notes, and the 2031 Notes as previously discussed within Portfolio and Investment Activity - Portfolio Financing. As of September 30, 2026, we had $598,235 of liquidity that can be used to satisfy our short-term cash requirements and working capital for our business. Refer to Note 9, Borrowings, to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding our financing.
The following table presents our capitalization ratios:

As of
	September 30, 2026	December 31, 2025
Debt to Equity	1.26x	1.32x
Net Financial Leverage (1)	1.20x	1.13x
(1) Net financial leverage adjusts for net working capital at period end, which was $63.1 million and $225.8 million as of September 30, 2026 and December 31, 2025, respectively.

Sources of Liquidity
Our primary sources of liquidity include cash and cash equivalents and available borrowings under our Credit Facility.

	As of
	September 30, 2026	December 31, 2025
Cash, cash equivalents and restricted cash(1)	$90,596	$76,493
Available borrowings under Credit Facility	507,639	396,340
Total Liquidity	$598,235	$472,833

(1) As of September 30, 2026 and December 31, 2025, the Company held restricted cash balances of $41,457 and $31,474, respectively. Refer to Note 2, Significant Accounting Policies, to these unaudited consolidated financial statements for further information regarding restricted cash.
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
We have in the past, currently are and may in the future become obligated to fund commitments such as revolving credit facilities, bridge financing commitments, or delayed draw commitments. We had the following unfunded commitments to fund delayed draw and revolving senior secured loans as of September 30, 2026 and December 31, 2025:

	Par/Principal Amount as of
	September 30, 2026	December 31, 2025
Unfunded delayed draw commitments	$195,139	$256,926
Unfunded revolving commitments	158,221	174,680
Total unfunded commitments	$353,360	$431,606
As of September 30, 2026 and December 31, 2025, we have unfunded commitments related to our equity investments, including our investments in Credit Fund and Structured Credit Partners, in the amount of $170,056 and $44,499.
Pursuant to an undertaking by us in connection with the 2015-1R Refinancing, we agreed to hold on an ongoing basis the 2015-1 Issuer Preferred Interests with an aggregate dollar purchase price at least equal to 5% of the aggregate outstanding amount of all collateral obligations by the 2015-1 Issuer for so long as any securities of the 2015-1 Issuer remain outstanding. As of September 30, 2026 and December 31, 2025, we were in compliance with this undertaking.

Cash Flows
The following table details the net change in our cash and cash equivalents:

Nine Months Ended
September 30, 2026
Cash flows provided by (used in) operating activities	$322,218
Cash flows provided by (used in) financing activities	(308,115)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,103
During the nine months ended September 30, 2026, we paid $622,028 related to cost of investments purchased and received $903,343 in proceeds from sales and repayments on our investments. During the nine months ended September 30, 2026, we had net repayments of $189,867 on our Credit Facility, paid $81,052 of dividends in cash, and paid $37,128 related to repurchased shares.
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
As of September 30, 2026 and December 31, 2025, the Company had total senior securities of $1,347,213 and $1,543,660, respectively, consisting of secured borrowings under the Credit Facility, the 2030 Notes, the 2031 Notes, and the 2015-1N Debt, and had asset coverage ratios of 179.7% and 175.6%, respectively.
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
Interest Rate Risk
As of September 30, 2026, on a fair value basis, approximately 99.3% of our debt investments bear interest at floating rates, which primarily are subject to interest rate floors. The Credit Facility and the 2015-1N Debt are also subject to floating interest rates and are primarily paid based on floating SOFR rates. The 2030 Notes and the 2031 Notes, each of which bear fixed rates, were hedged through fixed to floating interest rate swaps, in order to align the interest rates of our liabilities with those of our investment portfolio.
Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our income in the future.
The following table estimates the potential changes in net cash flow generated from interest income, should interest rates increase or decrease by 100, 200 or 300 basis points. These hypothetical interest income calculations are based on a model of the settled debt investments in our portfolio, excluding structured finance obligations and our investments in Credit Fund and Structured Credit Partners, held as of September 30, 2026 and December 31, 2025, and are only adjusted for assumed changes in the underlying base interest rates and the impact of that change on interest income. Interest expense is calculated based on outstanding secured borrowings and notes payable as of September 30, 2026 and December 31, 2025 and based on the terms of our Credit Facility and notes payable. Interest expense on our Credit Facility and notes payable is calculated using the stated interest rate as of September 30, 2026 and December 31, 2025, adjusted for the hypothetical changes in rates, as shown below. We intend to continue to finance a portion of our investments with borrowings and the interest rates paid on our borrowings may significantly impact our net interest income.
We regularly measure exposure to interest rate risk. We assess interest rate risk and manage interest rate exposure on an ongoing basis by comparing our interest rate sensitive assets to our interest rate sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.
Based on our Consolidated Statements of Assets and Liabilities as of September 30, 2026 and December 31, 2025, the following table shows the annual impact on net investment income of base rate changes in interest rates for our settled debt investments (considering interest rate floors for variable rate instruments), excluding our investments in Credit Fund and Structured Credit Partners, and outstanding secured borrowings and notes payable assuming no changes in our investment and borrowing structure:

	As of September 30, 2026			As of December 31, 2025
Basis Point Change	Interest Income	Interest Expense	Net Investment Income	Interest Income	Interest Expense	Net Investment Income
Up 300 basis points	$60,059	$(40,416)	$19,643	$64,385	$(46,310)	$18,075
Up 200 basis points	$40,039	$(26,944)	$13,095	$42,923	$(30,873)	$12,050
Up 100 basis points	$20,020	$(13,472)	$6,548	$21,462	$(15,437)	$6,025
Down 100 basis points	$(20,020)	$13,472	$(6,548)	$(21,462)	$15,437	$(6,025)
Down 200 basis points	$(39,988)	$26,944	$(13,044)	$(42,809)	$30,769	$(12,040)
Down 300 basis points	$(58,734)	$39,558	$(19,176)	$(60,789)	$44,940	$(15,849)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (Principal Executive Officer) and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding purchases of our common stock made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) during the three months ended September 30, 2026 for the periods indicated (dollar amounts in thousands, except per share data).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)(2)	Maximum (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	313,353	$10.43	313,353	$94,092
August 1, 2026 through August 31, 2026	136,618	$10.87	136,618	$92,607
September 1, 2026 through September 30, 2026	120,612	$11.17	120,612	$91,260
Total	570,583		570,583
(1)On trade date basis.
(2)On October 28, 2026, the Company's Board of Directors approved the continuation of the Company's Stock Repurchase Program until November 11, 2027, or until the date the approved dollar amount has been used to repurchase shares. On February 18, 2026, the Company’s Board of Directors approved a $100 million increase in the authorized amount available for repurchases under the Stock Repurchase Program to up to $300 million. Pursuant to the program, the Company is authorized to repurchase up to $300 million in the aggregate of the Company’s outstanding stock in the open market and/or through privately negotiated transactions at prices not to exceed the Company’s net asset value per share as reported in its most recent financial statements, in accordance with the guidelines specified in Rule 10b-18 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined by the Company, in its discretion, based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal and regulatory requirements and other factors, and may include purchases pursuant to Rule 10b5-1 of the Exchange Act. The program does not require the Company to repurchase any specific number of shares and there can be no assurance as to the amount of shares repurchased under the program. The program may be suspended, extended, modified or discontinued by the Company at any time, subject to applicable law. Pursuant to the authorization described above, the Company has adopted a 10b5-1 plan (the “Company 10b5-1 Plan”). The Company 10b5-1 Plan provides that purchases will be conducted on the open market in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act and will otherwise be subject to applicable law, which may prohibit purchases under certain circumstances. The amount of purchases made under the Company 10b5-1 Plan or otherwise and how much will be purchased at any time is uncertain, dependent on prevailing market prices and trading volumes, all of which we cannot predict. The Company's Stock Repurchase Program was originally approved by the Company's Board of Directors on November 5, 2018 and announced on November 6, 2018.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

CARLYLE SECURED LENDING, INC.

Dated: November 5, 2026	By	/s/ Thomas M. Hennigan
Thomas M. Hennigan
Director, President, Chief Financial Officer and Chief Risk Officer (Principal Financial Officer)